Form 10-Q
period 1998-03-31
PATHNET INC
filed 1998-05-22
CIK 1061148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                         Commission file No. 333-52247

                                  Pathnet, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                               52-1941838
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             1015 31st Street, N.W.
                              Washington, DC 20007
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (202) 625-7284
              (Registrant's telephone number, including area code)

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

As of May 1, 1998, there were 1,000,813 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                                  PATHNET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      INDEX


                                                                                      Page
                                                                                      ----
Part I.    Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (unaudited)
           and December 31, 1997                                                        1

           Consolidated Statements of Operations for the three months ended
           March 31, 1998 (unaudited) and 1997 (unaudited) and for the period
           August 25, 1995 (date of inception) to March 31, 1998 (unaudited)            2

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 1998 (unaudited) and 1997 (unaudited) and for the period
           August 25, 1995 (date of inception) to March 31, 1998 (unaudited)            3

           Notes to Consolidated Financial Statements (unaudited)                       4

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  11

Part II.   Other Information

Item 1.    Legal Proceedings                                                           11

Item 2.    Changes in Securities and Use of Proceeds                                   11

Item 3.    Defaults Upon Senior Securities                                             11

Item 4.    Submission of Matters to a Vote of Security Holders                         11

Item 5.    Other Information                                                           12

Item 6.    Exhibits and Reports on Form 8-K                                            13

Signatures                                                                             14

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 March 31, 1998       December 31,
                                                                                   (unaudited)            1997
                                                                                ----------------   ----------------
Current assets:
    Cash and cash equivalents                                                   $      4,856,610   $      7,831,384
    Prepaid expenses and other current assets                                            156,716             48,571
                                                                                ----------------   ----------------
         Total current assets                                                          5,013,326          7,879,955
Property and equipment, net                                                            9,964,580          7,207,094
Deferred financing costs                                                                      --            250,428
Restricted cash                                                                          288,736            760,211
                                                                                ----------------   ----------------
         Total assets                                                           $     15,266,642   $     16,097,688
                                                                                ================   ================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                            $      7,280,298   $      5,592,918
    Accrued expenses                                                                     257,334                 --
    Deferred revenue                                                                     200,000            300,000
                                                                                ----------------   ----------------
         Total current liabilities                                                     7,737,632          5,892,918
                                                                                ----------------   ----------------
Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 1998 and December 31, 1997,
respectively (liquidation preference $1,000,000)                                       1,000,000          1,000,000
Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and outstanding at March 31, 1998 and December 31, 1997,
respectively (liquidation preference $5,033,367)                                       5,008,367          5,008,367
Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized;  939,850 shares issued and outstanding at March 31, 1998 and
December 31, 1997, respectively  (liquidation preference $10,000,367)                  9,961,274          9,961,274
                                                                                ----------------   ----------------
         Total convertible preferred stock                                      $     15,969,641   $     15,969,641
                                                                                ================   ================
Commitments and contingencies

Stockholders' equity (deficit):
    Voting common stock, $0.01 par value, 10,200,000 and 7,500,000 shares authorized at March 31, 1998 and December 31, 1997, respectively; 1,000,813 and 1,000,000 shares issued and outstanding at March 31, 1998
    and December 31, 1997, respectively                                                   10,008             10,000
Note receivable from stockholder                                                              --             (9,000)
Additional paid-in capital                                                               382,063            381,990
Deficit accumulated during the development stage                                      (8,832,702)        (6,147,861)
                                                                                ----------------   ----------------
         Total stockholders' equity (deficit)                                         (8,440,631)        (5,764,871)
                                                                                ----------------   ----------------

         Total liabilities and stockholders' (deficit)                          $     15,266,642   $     16,097,688
                                                                                ================   ================

                     The accompanying notes are an integral
                       part of these financial statements

                                 PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 For the period
                                                                        For the three months  For the three      August 25, 1995
                                                                           ended March 31,     months ended    (date of inception)
                                                                               1998           March 31, 1997    to March 31, 1998
                                                                            (unaudited)        (unaudited)         (unaudited)
                                                                         ------------------ ------------------ ------------------
Revenue                                                                  $          100,000 $           10,000 $          263,500
                                                                         ------------------ ------------------ ------------------
Expenses:
    Cost of revenue                                                                 714,740                 --            714,740
    General and administrative                                                    1,922,217            486,630          6,664,107
    Research and development                                                             --                 --            245,059
    Legal and consulting                                                            225,813             71,324          1,304,364
                                                                         ------------------ ------------------   ----------------
                                                                                  2,862,770            557,954          8,928,270
                                                                         ------------------ ------------------   ----------------
         Net operating loss                                                      (2,762,770)          (547,954)        (8,664,770)

Interest expense                                                                         --                 --           (415,357)
Interest and other income                                                            77,929             17,107            247,425
                                                                         ------------------ ------------------ ------------------

         Net loss                                                        $       (2,684,841)$         (530,847)$       (8,832,702)
                                                                         ================== ================== ==================

         Basic and diluted loss per share                                $            (2.68)$            (0.53)$            (8.83)
                                                                         ================== ================== ==================

         Weighted average number of common shares outstanding                     1,000,352          1,000,000          1,000,033
                                                                         ================== ================== ==================

                  The accompanying notes are an integral part
                         of these financial statements.

                                 PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the three months  For the three      August 25, 1995
                                                                           ended March 31,     months ended    (date of inception)
                                                                               1998           March 31, 1997    to March 31, 1998
                                                                            (unaudited)        (unaudited)         (unaudited)
                                                                         ------------------ ------------------ ------------------
Cash flows from operating activities:
    Net loss                                                             $       (3,384,192)$         (530,847)$       (8,832,702)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation expense                                                             37,223              6,112             93,241
    Loss on disposal of asset                                                            --                 --              5,500
    Write-off of deferred financing costs                                           337,910                 --            337,910
    Interest expense for beneficial conversion feature of bridge loan                    --                 --            381,990
    Accrued interest satisfied by conversion of bridge loan to Series B
         preferred stock                                                                 --                 --             33,367
    Changes in assets and liabilities:
    Prepaid expenses and other current assets                                      (108,145)                --           (156,716)
    Deferred revenue                                                               (100,000)                --            200,000
    Accounts payable                                                              1,687,380            (63,259)         2,188,285
    Accrued expenses                                                                257,334             (4,125)           257,334
                                                                         ------------------ ------------------ ------------------
                                                                                   (573,139)          (519,119)        (5,491,791)
         Net cash used in operating activities                           ------------------ ------------------ ------------------

Cash flows from investing activities:
   Expenditures for property and equipment                                         (710,337)           (37,385)          (904,478)
   Expenditures for network construction in progress                             (2,084,372)                --         (4,066,830)
   Restricted cash                                                                  471,475                 --           (288,736)
   Repayment of note receivable                                                       9,000                 --              9,000
                                                                         ------------------ ------------------ ------------------
         Net cash used in investing activities                                   (2,314,234)           (37,385)        (5,251,044)
                                                                         ------------------ ------------------ ------------------

Cash flows from financing activities:
   Issuance of voting and non-voting common stock                                        --                 --              1,000
   Proceeds from sale of Series A preferred stock                                        --                 --          1,000,000
   Proceeds from sale of Series B preferred stock                                        --                 --          4,000,000
   Proceeds from sale of Series preferred stock representing the conversion of committed but undrawn portion of bridge
         loan to Series B preferred stock                                                --                 --            300,000
   Proceeds from sale of Series C preferred stock                                        --                 --         10,000,054
   Proceeds from bridge loan                                                             --                 --            700,000
   Exercise of stock options                                                             81                 --                 81
   Issuance costs                                                                        --                 --            (63,780)
   Financing costs                                                                  (87,482)                --           (337,910)
                                                                         ------------------ ------------------ ------------------
         Net cash (used in) provided by financing activities                        (87,401)                --         15,599,445
                                                                         ------------------ ------------------ ------------------

Net (decrease) increase in cash and cash equivalents                             (2,974,774)          (629,504)         4,856,610
Cash and cash equivalents at the beginning of period                              7,831,384          2,318,037                 --
                                                                         ------------------ ------------------ ------------------

Cash and cash equivalents at the end of period                           $        4,856,610 $        1,688,533 $        4,856,610
                                                                         ================== ================== ==================

                     The accompanying notes are an integral
                       part of these financial statements.

                                 PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BUSINESS and FINANCING

         Pathnet, Inc. (the Company) was incorporated in the State of Delaware on August 25, 1995. On August 28, 1995, Path Tel, Inc. (Path Tel), a shell company with no operations, was merged with and into the Company, with the Company being the surviving corporation. The sole owner of Path Tel was the founder (Founder) of the Company. The Company intends to offer high quality, low cost, long haul telecommunications capacity to telecom service providers as a "carrier's carrier."

         The Company plans to deploy its digital network by upgrading, integrating and leveraging existing telecommunications assets, sites and rights of way, including those utilized by railroads, utilities, state and local governments and pipelines. By integrating the existing networks of Incumbents, the Company expects to obtain the equivalent of a nationwide spectrum license at minimal licensing costs. In return for providing equipment, designing systems and managing the construction of Incumbent networks, the Company will receive the exclusive contractual right to market excess capacity created and aggregated on Incumbent networks. The revenue generated from this activity may be shared with the Incumbents. In addition to deploying its network by forming long-term relationships with Incumbents, the Company may enter into alternative markets or acquire or deploy complementary telecommunications assets or technologies.

         The Company has in place several contracts requiring it to upgrade existing telecommunication systems. In addition, the Company is currently in the process of negotiating with several national long distance carriers who will likely be purchasers of the excess capacity created. Management believes the first network upgrade has been completed and capacity is available for commercial sale. The Company is dependent upon the network upgrades to achieve its objective. Management's plans to fund operations and the transitioning services will potentially include public and private sources and strategic corporate alliances.

         The Company has incurred an accumulated deficit of $8,832,702 for the period August 25, 1995 (date of inception) to March 31, 1998. Management believes that the Company has adequate liquidity and capital to fund operations through the second quarter of 2000.

2.       BASIS OF ACCOUNTING

         The Company's activities to date principally have been securing contractual alliances with Incumbents, designing and constructing network segments, obtaining capital and planning its proposed service. Accordingly, the Company's financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of preferred stock rather than recurring revenues for its primary sources of cash since inception.

         In the opinion of management, the accompanying unaudited consolidated financial statements of Pathnet, Inc. and its subsidiary contain all adjustments

         (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-52247). The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued two new standards that became effective for reporting periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Effective March 31, 1998, the Company adopted SFAS 130 and SFAS 131. The adoption of these standards has no material affect on the Company's consolidated financial statements.

4.       LOSS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) effective December 31, 1997. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income
         (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding. The computation of diluted loss per share was antidilutive in each of the years presented; therefore, basic and diluted loss per share are the same.

5.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at March 31, 1998 and December 31, 1997:


                                           March 31, 1998       December 31,
                                            (unaudited)             1997
                                          ----------------    ----------------
Network construction in progress                $8,916,167          $6,831,795
Office and computer equipment                      732,748             248,880
Furniture and fixtures                             309,074             120,093
Leasehold improvements                              99,832              62,344
                                          ----------------    ----------------

                                                10,057,821           7,263,112
Less accumulated depreciation                      (93,241)            (56,018)
                                          ----------------    ----------------

Property and equipment net                      $9,964,580          $7,207,094
                                          ================    ================

6.       SUBSEQUENT EVENTS

         On April 8, 1998, the Company completed the issuance and sale of 350,000 units, each consisting of a $1,000 principal amount of 12 1/4% Senior Notes due 2008 (the Notes) and a warrant to purchase 1.1 shares of common stock or 385,000 shares in total (the Warrants) at an exercise price of $0.01 per share for total gross proceeds of $350,000,000. Issuance costs of approximately $10,500,000 have been paid. Approximately $345,900,000 of the proceeds have been allocated to the Notes and approximately $4,100,000 have been allocated to the Warrants based upon estimated fair values. Interest on the Notes will accrue at an annual rate of 12 1/4% payable semiannually, in arrears, beginning October 15, 1998, with principal due in full on April 15, 2008. The Company used $81,128,751 of proceeds to purchase U.S. Government debt securities which are pledged as collateral for repayment of all interest due on the Notes through April 15, 2000 with the balance deposited in cash accounts. The Notes are redeemable, in whole or part, at any time on or after April 15, 2003 at the option of the Company, at the following redemption prices plus accrued and unpaid interest (i) April 15, 2003; 106% of the principal amount, (ii) April 15, 2004; 104% of the principal amount, (iii) April 15, 2005; 102% of the principal amount and (iv) April 15, 2006; 100% of the principal amount. In addition, at any time prior to April 15, 2001, the Company may redeem within sixty days, with the net cash proceeds of one or more public equity offerings, up to 35% of the aggregate principal at a redemption price equal to 112.25% of the principal amount plus accrued and unpaid interest provided that at least 65% of the original principal amount of the Notes remain outstanding. Upon a change in control, as defined, each holder of the Notes may require the Company to repurchase all or a portion of such holder's Notes at a purchase price of cash equal to 101% of the principal amount plus accrued and unpaid interest and liquidated damages if any.

         The Notes contain certain covenants which restrict the activities of the Company including limitations of indebtedness, restricted payments, issuances and sales of capital stock, affiliate transactions, liens, guarantees, sale of assets and dividends.

         The Warrants expire on April 15, 2008 and are not separately transferrable until the earlier of (i) October 15, 1998, (ii) a registered exchange offer for the Notes, (iii) the occurrence of an exercise event, as defined, (iv) an event of default, as defined, and
         (v) a date determined by the lead initial purchaser of the units.

         On April 8, 1998, the Company completed the sale of 1,879,699 shares of Series C convertible preferred stock for an aggregate purchase price of approximately $20,000,000. There were no issuance costs associated with the sale.

         On May 8, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering (the Offering). On May 4, 1998, the Company's Board of Directors approved a 5-for-1 stock split, subject to stockholder approval. The stock split will occur upon the effective date of the aforementioned Registration Statement. The timing and size of the Offering are dependent on market conditions and there can be no assurance that the Offering or the stock split will occur. The pro forma effects on loss per share information of the stock split are as follows:


                                               For the three months ended
                                                        March 31,
                                              ----------------------------
                                                 1998               1997
                                              ---------          ---------
Basic and diluted loss per share,
     as reported                                 $(2.68)            $(0.53)
Pro forma basic and diluted loss
     per share                                   $(0.54)            $(0.11)

Weighted average number of
     common shares outstanding, as            1,000,352          1,000,000
     reported
Pro forma weighted average number
     of common shares outstanding             5,001,762          5,000,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this item constitute forward-looking statements. See Part II. Other Information, Item 5(a) "Forward-Looking Statements."

OVERVIEW

         The Company intends to offer high quality, low cost, long haul telecommunications capacity to telecom service providers as a "carrier's carrier." The Company plans to deploy its digital network by upgrading, integrating and leveraging existing telecommunications assets, sites and rights of way, including those utilized by railroads, utilities, state and local governments and pipelines ("Incumbents"). The Company's business commenced on August 25, 1995 and has been funded primarily through equity investments by the Company's stockholders and a private placement of units consisting of senior notes and warrants to purchase common stock (the "Debt Offering") in April 1998. A substantial portion of the Company's activities to date has involved developing strategic relationships with Incumbents. Due to Pathnet's focus on developing strategic relationships with Incumbents, its historical revenues only reflect certain consulting services in connection with the design, development and construction of digital microwave infrastructure. The Company has also been engaged in the acquisition of equipment, the development of operating systems, the design and construction of a Network Operations Center (the "NOC"), capital raising and the hiring of management and other key personnel. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses. In addition to deploying its network by forming long-term relationships with Incumbents, the Company may enter into alternative markets or acquire or deploy complementary telecommunications assets or technologies.

BUSINESS DEVELOPMENT, CAPITAL EXPENDITURES AND ACQUISITIONS

         From inception (August 25, 1995) through March 31, 1998, expenditures for property, plant and equipment, including construction in progress, totaled $10.1 million. In addition, the Company incurred significant other costs and expenses in the development of its business and has recorded cumulative losses from inception through March 31, 1998 of $8.9 million.

RESULTS OF OPERATIONS

         The Company's principal activity from inception through the third quarter of 1996 involved introducing its business plan to over 300 Incumbents with significant private networks through face to face meetings. As the Company began to enter into formal relationships with Incumbents in 1996, additional engineering, legal, and financial personnel were recruited to support the increased workflow and to negotiate Incumbent contracts. By the first quarter of 1997, the Company initiated construction on the first segment of the network, and additional engineering and management personnel were recruited, including Mr. Richard A. Jalkut, the Company's President and Chief Executive Officer. The Company has also begun marketing and sales efforts, and hired Mr. Kevin J. Bennis to develop and execute its sales and marketing plan.

REVENUE

         In establishing relationships with Incumbents, the Company has acted as a provider of services for transitioning the Incumbents from their old network system onto the Company's network. The services provided by the Company to Incumbents, including analysis of existing facilities and system performance, advisory services relating to PCS relocation matters, and turnkey network construction management, provided substantially all of the Company's historical revenues.

The Company expects substantially all future revenue to be generated from the sale of telecommunications services. For the three months ended March 31, 1998 and 1997, the Company generated revenues of $100,000 and $10,000, respectively, from construction management services. The increase is attributable to the continued performance of these services. For the year ended December 31, 1997, the Company generated revenues of $162,500, of which $100,000 was derived from construction management services and $62,500 from PCS relocation advisory services compared with revenues of $1,000 from PCS relocation advisory services for the year ended December 31, 1996. The Company generated no revenue during the period from inception (August 25, 1995) to December 31, 1995.

COSTS AND EXPENSES

         For the three months ended March 31, 1998 and 1997, the Company incurred operating expenses of approximately $2.9 million and $558,000, respectively. For the year ended December 31, 1997, the Company incurred operating expenses of approximately $4.3 million compared to operating expenses of $1.3 million for the year ended December 31, 1996 and $429,000 for the period from inception through December 31, 1995. Cost of revenue reflects direct costs associated with performance of construction management services and costs incurred for telecommunications services for which no corresponding revenue exists. The increase in expense was directly related to an increase in selling, general and administrative expenses ("SG&A") as the Company expanded its engineering, technical, legal, finance, and general management personnel in connection with the continued signing of new Incumbent agreements and the ongoing construction of the Company's network. The Company expects SG&A to continue to increase in the remainder of 1998 as additional staff is added in all functional areas, particularly in sales and marketing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to generate cash primarily from external financing and, as its network matures, from operating activities. The Company's primary uses of cash will be to fund capital expenditures, working capital and operating losses. Deployment of the Company's digital network and expansion of the Company's operations and services will require significant capital expenditures. Capital expenditures will be used primarily for continued development and construction of its network, implementing the Company's sales and marketing strategy and constructing and improving the Company's NOC.

         On April 8, 1998, the Company completed the issuance and sale of the 350,000 units (collectively, the "Units"), consisting of 12 1/4% Senior Notes due 2008 (the "Notes") and warrants (the "Warrants") to purchase shares of common stock, par value $.01 per share ("Common Stock") resulting in net proceeds to the Company of $339.5 million, after reduction for offering costs of approximately $10.5 million. The Company used $81.1 million of the net proceeds of the Debt Offering to purchase securities (the "Pledged Securities") in an amount sufficient to provide for payment in full of the interest due on the Notes through April 15, 2000 and which have been pledged as security for repayment of the Notes. The indenture relating to the Notes (the "Indenture") contains provisions restricting, among other things, the incurrence of additional indebtedness, the payment of dividends and the making of restricted payments, the sale of assets and the creation of liens.

         Concurrently with the Debt Offering, the Company completed the issuance and sale of 1,879,699 shares of Series C Convertible Preferred Stock at an aggregate price of $20.0 million (the "1998 Private Equity Investment"), bringing the total investment by the Company's private equity investors to $36.0 million.

         On May 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, relating to an initial public offering of the Company's Common Stock (the "Offering"). The timing and size of the Offering are dependent on market conditions and there can be no assurance that the Offering will be completed.

         In addition, the Company is currently exploring several vendor financing alternatives. Although the Company has received commitments (subject to definitive documentation) from certain of its vendors and prospective lenders in connection with two such proposed vendor financing facilities, the Company has not decided to pursue any one particular proposed facility.

         The Company currently forecasts that it will require approximately $380 million to fund the Company's operating losses, working capital and capital expenditures for the next 24 months, at which time the Company expects to have completed a 29,000 route mile network. Proceeds from the Debt Offering, the Initial Public Offering and the 1998 Private Equity Investment, together with other cash on hand, are expected to provide the Company with adequate resources to meet these projected capital requirements. The Company intends to use any additional available funds to accelerate its development plans.

         The Company expects that a majority of future capital expenditures will result from customer orders for additional capacity. The Company believes that the modular design of its network will enable the Company to rely on traditional sources of financing. In addition, the Company expects to rely on other sources, including public and private debt and equity financings and operating cash flow to fund future growth. The Company has not finalized commitments for any additional financing and there can be no assurance that the Company will be able to secure financing from these sources on terms that are favorable to the Company. In addition, the Company may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. Although there can be no assurance, if the network roll out were delayed from the schedule currently anticipated by the Company or if demand for the Company's services were lower than expected, the Company expects that it would be able to defer or reduce portions of its capital expenditures.

         Because the Company's cost of rolling out its network and operating its business, as well as its revenues, will depend on a variety of factors (including, among other things, the ability of the Company to meet its roll-out schedules, its ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services they purchase, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Accordingly, there can be no assurance that the Company's actual capital requirements will not exceed the anticipated amounts described above. Further, the exact amount of the Company's future capital requirements will depend upon many factors, including the cost of the development of its network, the extent of competition and pricing of telecommunication services in its markets, the acceptance of the Company's services and the development of new products.

INFLATION

         Management does not believe that the Company's business is affected by inflation to a significantly different extent than the general economy.

YEAR 2000

         The Company has established processes for evaluating and managing the risks and costs associated with Year 2000 software failures. Management is in the process of taking steps to ensure a smooth Year 2000 transition, including working with its software vendors to assure that by the end of the first quarter of 1999, the Company is fully prepared for the Year 2000. The Company has identified and analyzed both internally developed and acquired software that utilizes date embedded codes that may experience operational problems when the Year 2000 is reached. The Company is making and intends to complete necessary modifications to the identified software by the end of the first quarter of 1999. The Company is also communicating with Incumbents, suppliers, financial institutions and others with which it does business to coordinate Year 2000 compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant, and does not anticipate that business operations will be disrupted or that its customers will experience any interruption of service as a result of the millennium change.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued two new standards that became effective for reporting periods beginning after December 15, 1997:
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). Effective March 31, 1998, the Company adopted SFAS 130 and SFAS 131. The adoption of these standards has no material affect on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 19, 1998, the Company solicited written consents from holders of its Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to approve (i) an amendment to the Company's Restated Certificate of Incorporation; (ii) an amendment to the Company's Bylaws; (iii) the issuance of Units, consisting of the Notes and the Warrants, in the Debt Offering; (iv) the incurrence of indebtedness under a vendor credit facility; (v) the election of certain individuals as officers of the Company; and (vi) an amendment to the Company's 1997 Stock Incentive Plan (the "1997 Plan") and an increase in the authorized shares of Common Stock reserved under the 1997 Plan to an aggregate of 1,153,667 shares. Effective March 24, 1998, the Company received written consents approving the proposals listed in the previous sentence from holders representing an aggregate of 4,590,896 shares of Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The remaining holder representing 813 shares of Common Stock did not respond. In connection with such written consents, the Company also solicited and received from the same holders certain amendments and waivers to (i) the Investment and Stockholders' Agreement, dated as of August 28, 1995, as amended, by and among the Company and certain of its stockholders signatories thereto; (ii) the Investment and Stockholders' Agreement, dated as of December 23, 1996, as amended, by and among the Company and certain of its stockholders signatories thereto; and (iii) the Investment and Stockholders' Agreement, dated as of October 31, 1997, by and among the Company and certain of its stockholders signatories thereto.

         In connection with the 1998 Private Equity Financing, the Company solicited written consents from holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to approve a proposal to issue an additional 1,879,699 shares of Series C Convertible Preferred Stock. Effective March 27, 1998, such proposal was approved by the holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, as the Company received written consents from holders representing an aggregate of 2,891,479 shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. Holders representing an aggregate of 711,124 shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock did not respond.

         On April 1, 1998, the Company solicited written consents from holders of its Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to approve a proposal to increase the size of the Debt Offering to an aggregate amount of $350.0 million. Effective April 1, 1998, the Company received written consents approving such proposal from holders representing an aggregate of 4,590,896 shares of Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The remaining holder representing 813 shares of Common Stock did not respond.

ITEM 5.  OTHER INFORMATION

(A) FORWARD-LOOKING STATEMENTS

Certain statements in this Report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "expects," "may," "will," or "should" or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. All statements other than statements of historical facts in this Report, including, without limitation, such statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company or any of the transactions described in this Report or the timing, financing, strategies and effects of such transaction, are forward- looking statements. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, the amount of capital needed to deploy the Company's network; the Company's substantial leverage and its need to service its indebtedness; the restrictions imposed by the Company's current and possible future financing arrangements; the ability of the Company to successfully manage the cost effective and timely completion of its network and its ability to attract and retain customers for its services; the ability of the Company to retain and attract relationships with the incumbent owners of the telecommunications assets with which the Company expects to build its network; the Company's ability to retain and attract key management and other personnel as well as the Company's ability to manage the rapid expansion of its business and operations; the Company's ability to compete in the highly competitive telecommunications industry in terms of price, service, reliability and technology; the Company's dependence on the reliability of its network equipment, its reliance on key suppliers of network equipment and the risk that its technology will become obsolete or otherwise not economically viable; the Company's ability to conduct its business in a regulated environment; and the other factors described in conjunction with the forward-looking statements in this Report. The Company does not intend to update these forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         27.1   Financial Data Schedule.

         (B) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PATHNET, INC.,
                                        a Delaware corporation


Date: May 22, 1998                      By: /s/ Richard A. Jalkut
                                        -------------------------
                                        Richard A. Jalkut
                                        President and Chief Executive Officer


Date: May 22, 1998                      By: /s/ William R. Smedberg, V
                                        ------------------------------
                                        William R. Smedberg, V
                                        Vice President, Finance
                                        (principal accounting and
                                        financial officer)