Form 10-Q
period 1998-06-30
PATHNET INC
filed 1998-08-14
CIK 1061148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

                                 Yes [ ] No [X]

As of August 5, 1998, there were 2,902,358 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                                  PATHNET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

                                                                                           Page
                                                                                           ----
Part I.    Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 1998 (unaudited)
           and December 31, 1997                                                              1

           Consolidated Statements of Operations for the three months ended June
           30, 1998 (unaudited) and 1997 (unaudited), for the six months ended
           June 30, 1998 (unaudited) and 1997 (unaudited) and for the
           period August 25, 1995 (date of inception) to June 30, 1998 (unaudited)            2

           Consolidated Statements of Comprehensive Loss for the three months ended June 30, 1998 (unaudited) and 1997 (unaudited), for the six months ended June 30, 1998 (unaudited) and 1997 (unaudited) and for
           the period August 25, 1995 (date of inception) to June 30, 1998 (unaudited)        3

           Consolidated Statements of Cash Flows for the six months ended June
           30, 1998 (unaudited) and 1997 (unaudited) and for the period
           August 25, 1995 (date of inception) to June 30, 1998 (unaudited)                   4

           Notes to Consolidated Financial Statements (unaudited)                             5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                         9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                        13

Part II.   Other Information

Item 1.    Legal Proceedings                                                                 13

Item 2.    Changes in Securities and Use of Proceeds                                         13

Item 3.    Defaults Upon Senior Securities                                                   13

Item 4.    Submission of Matters to a Vote of Security Holders                               13

Item 5.    Other Information                                                                 14

Item 6.    Exhibits and Reports on Form 8-K                                                  15

           Signatures                                                                        16

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30, 1998           DECEMBER 31,
                                                                                     (UNAUDITED)                1997
                                                                                ---------------------   ---------------------
                                    ASSETS
Cash and cash equivalents                                                       $         115,821,396   $           7,831,384
Interest receivable                                                                         3,078,144                      __
Marketable securities available for sale, at market                                        95,691,600                      __
Prepaid expenses and other current assets                                                     351,455                  48,571
                                                                                ---------------------   ---------------------
Total current assets                                                                      214,942,595               7,879,955

Property and equipment, net                                                                14,921,717               7,207,094
Deferred financing costs                                                                   10,935,933                 250,428
Restricted cash                                                                               292,280                 760,211
Investments in marketable securities available for sale, at market                         62,703,480                      __
Pledged securities                                                                         80,829,045                      __
                                                                                ---------------------   ---------------------
Total assets                                                                    $         384,625,050   $          16,097,688
                                                                                =====================   =====================

             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                $           5,733,395 $             5,592,918
Deferred revenue                                                                              725,000                 300,000
Accrued interest                                                                            9,765,973                      __
Accrued expenses                                                                            1,310,073                      __
                                                                                ---------------------   ---------------------
Total current liabilities                                                                  17,534,441               5,892,918

Bonds payable, net of unamortized bond discount of $3,992,625                             346,007,375                      __
                                                                                ---------------------   ---------------------
Total liabilities                                                                         363,541,816               5,892,918
                                                                                ---------------------   ---------------------

Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 1998 and December 31, 1997,
respectively (liquidation preference $1,000,000)                                            1,000,000               1,000,000

Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and outstanding at June 30, 1998 and December 31, 1997, respectively
(liquidation preference $5,033,367)                                                         5,008,367               5,008,367

Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized; 2,819,549 and 939,850 shares issued and outstanding at June 30, 1998
and December 31, 1997, respectively (liquidation preference $30,000,052)                   29,961,272               9,961,274
                                                                                ---------------------   ---------------------
Total mandatorily redeemable preferred stock                                               35,969,639              15,969,641
                                                                                ---------------------   ---------------------

Voting common stock, $0.01 par value, 10,200,000 and 7,500,000 shares authorized at June 30, 1998 and December 31, 1997, respectively; 2,902,358 and 2,900,000
shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively             29,024                  29,000
Common stock subscription receivable                                                               __                 (9,000)

Deferred compensation                                                                     (1,402,324)                      __

Additional paid in capital                                                                  5,900,156                 381,990

Unrealized gain (loss) in investments                                                        (51,855)                      __

Deficit accumulated during the development stage                                         (19,361,406)             (6,166,861)
                                                                                ---------------------   ---------------------
Total stockholders' equity (deficit)                                                     (14,886,405)             (5,764,871)
                                                                                ---------------------   ---------------------
Total liabilities, mandatorily redeemable preferred stock
and stockholders' equity (deficit)                                              $         384,625,050   $          16,097,688
                                                                                =====================   =====================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                 FOR THE PERIOD
                                     FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED           AUGUST 25, 1995
                                              JUNE 30,                                JUNE 30,                 (DATE OF INCEPTION)
                                -------------------------------------    ----------------------------------        TO JUNE 30,
                                       1998               1997                1998               1997                  1998
                                    (UNAUDITED)        (UNAUDITED)         (UNAUDITED)        (UNAUDITED)           (UNAUDITED)
                                -------------------------------------    ----------------------------------    -------------------
Revenue                         $          475,000  $         52,500     $        575,000  $         62,500    $           738,500
                                ------------------  -----------------    ----------------  ----------------    -------------------
Expenses:
   Cost of revenue                       3,019,928                --            3,764,507                --              3,764,507
   General and administrative            2,251,718           655,658            3,577,830         1,142,288              8,319,720
   Research and development                     --                --                   --                --                245,059
   Legal and consulting                    332,882           151,107              561,049           222,431              1,639,600
                                ------------------  -----------------    ----------------  ----------------    -------------------
         Total expenses                  5,604,528           806,765            7,903,386         1,364,719             13,968,886
                                ------------------  -----------------    ----------------  ----------------    -------------------
Net operating loss                     (5,129,528)         (754,265)          (7,328,386)       (1,302,219)           (13,230,386)
Interest expense                       (9,868,348)                --          (9,868,348)                --           (10,283,705)
Interest and other income, net           4,488,172            18,829            4,002,189            35,936              4,171,685
                                ------------------  -----------------    ----------------  ----------------    -------------------
         Net loss               $     (10,509,704)  $      (735,436)     $   (13,194,545)  $    (1,266,283)    $      (19,342,406)
                                ==================  =================    ================  ================    ===================
         Basic and diluted loss
         per common share       $           (3.62)  $         (0.25)     $         (4.55)  $         (0.44)    $            (6.67)
                                ==================  =================    ================  ================    ===================
         Weighted average
         number of common
         shares outstanding              2,902,358         2,900,000            2,901,693         2,900,000              2,900,295
                                ==================  =================    ================  ================    ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                                  FOR THE PERIOD
                                     FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED           AUGUST 25, 1995
                                              JUNE 30,                                JUNE 30,                 (DATE OF INCEPTION)
                                -------------------------------------    ----------------------------------        TO JUNE 30,
                                       1998               1997                1998               1997                  1998
                                    (UNAUDITED)        (UNAUDITED)         (UNAUDITED)        (UNAUDITED)           (UNAUDITED)
                                ------------------  -----------------    ----------------  ----------------    -------------------
Net loss                        $     (10,509,704)  $      (735,436)     $   (13,194,545)  $    (1,266,283)    $      (19,342,406)

Other comprehensive income:
   Unrealized gain (loss) on
    marketable securities                 (51,855)                --             (51,855)                --               (51,855)
                                ------------------  -----------------    ----------------  ----------------    -------------------
Comprehensive loss              $     (10,561,559)  $      (735,436)     $   (13,246,400)  $    (1,266,283)    $      (19,394,261)
                                ==================  =================    ================  ================    ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    FOR THE PERIOD
                                                                                                                      AUGUST 25,
                                                                                   FOR THE SIX       FOR THE SIX     1995 (DATE OF
                                                                                   MONTHS ENDED     MONTHS ENDED     INCEPTION) TO
                                                                                  JUNE 30, 1998     JUNE 30, 1997    JUNE 30, 1998
                                                                                   (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                                                 ----------------  ---------------  ---------------
Cash flows from operating activities:
      Net loss                                                                   $   (13,194,545)  $   (1,266,283)  $  (19,342,406)
      Adjustments to reconcile the loss to cash provided by operating activities:
        Depreciation                                                                      111,522           15,440          167,540
        Amortization of deferred financing costs                                          278,444               --          278,444
        Loss on disposal of asset                                                              --               --            5,500
        Write-off of deferred financing costs                                             337,910               --          337,910
        Interest expense resulting from amortization of the discount on the bonds
        payable                                                                           102,375               --          102,375
        Compensation expense related to issuance of employee common stock options         277,035               --          277,035
        Interest expense for beneficial conversion feature of bridge loan                      --               --          381,990
        Accrued interest satisfied by conversion of bridge loan to Series B
        preferred stock                                                                        --               --           33,367
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                                       (302,884)          (9,867)        (351,455)
        Interest receivable                                                           (4,371,634)               --      (4,371,634)
        Accrued interest                                                                9,765,973               --        9,765,973
        Deferred revenue                                                                  425,000               --          725,000
        Accounts payable                                                                  140,477         (62,463)          641,382
        Accrued expenses                                                                1,310,073          (1,522)        1,310,073
                                                                                 ----------------  ---------------  ---------------
Net cash used in operating activities                                                 (5,120,254)      (1,324,695)     (10,038,906)
                                                                                 ----------------  ---------------  ---------------
Cash flows from investing activities:
        Expenditures for property and equipment                                       (1,265,533)         (98,833)      (1,702,350)
        Purchases of marketable securities                                          (157,153,445)               --    (157,153,445)
        Purchase of marketable securities - pledged as collateral                    (80,829,045)               --     (80,829,045)
        Restricted cash                                                                   467,931               --        (292,280)
        Repayment of note receivable                                                        9,000               --            9,000
        Expenditures for network construction in progress                             (6,560,612)               --      (8,300,394)
                                                                                 ----------------  ---------------  ---------------
Net cash used in investing activities                                               (245,331,704)         (98,833)    (248,268,514)
                                                                                 ----------------  ---------------  ---------------
Cash flows from financing activities:
     Issuance of voting and non-voting common stock                                            --               --            1,000
     Proceeds from sale of Series A preferred stock                                            --               --        1,000,000
     Proceeds from sale of Series B preferred stock                                            --        2,000,000        4,000,000
     Proceeds from sale of Series B preferred stock representing the conversion
     of committed but undrawn portion of bridge loan to Series B preferred stock               --               --          300,000
     Proceeds from sale of Series C preferred stock                                    19,999,998               --       30,000,052
     Exercise of employee common stock options                                                 81               --               81
     Issuance costs                                                                     (256,250)               --        (320,030)
     Financing costs                                                                 (11,301,859)               --     (11,552,287)
     Proceeds from bond offering                                                      350,000,000               --      350,000,000
     Proceeds from bridge loan                                                                 --               --          700,000
                                                                                 ----------------  ---------------  ---------------
Net cash provided by financing activities                                             358,441,970        2,000,000      374,128,816
                                                                                 ----------------  ---------------  ---------------
Net increase in cash and cash equivalents                                             107,990,012          576,472      115,821,396
Cash and cash equivalents, beginning of period                                          7,831,384        2,318,037               --
                                                                                 ----------------  ---------------  ---------------
Cash and cash equivalents, end of period                                         $    115,821,396  $     2,894,509  $   115,821,396
                                                                                 ================  ===============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       THE COMPANY

         Pathnet, Inc. (the Company) was incorporated in the State of Delaware on August 25, 1995. On August 28, 1995, Path Tel, Inc. (Path Tel), a shell company with no operations, was merged with and into the Company, with the Company being the surviving corporation. The sole owner of Path Tel was the founder (Founder) of the Company.

         The Company intends to offer high quality, low cost, long haul telecommunications capacity to telecom service providers as a "carrier's carrier." The Company plans to deploy its digital network by upgrading, integrating and leveraging existing telecommunications assets, sites and rights of way, including those utilized by railroads, utilities, state and local governments and pipelines (Incumbents). By integrating the existing networks of Incumbents, the Company expects to obtain the equivalent of a nationwide spectrum license at minimal licensing costs. In return for providing equipment, designing systems and managing the construction of Incumbent networks, the Company will receive the exclusive contractual right to market excess capacity created and aggregated on Incumbent networks. The revenue generated from this activity may be shared with the Incumbents. In addition to deploying its network by forming long-term relationships with Incumbents, the Company may enter into alternative markets or acquire or deploy complementary telecommunications assets or technologies.

         The Company has in place several contracts requiring it to upgrade existing telecommunication systems. In addition, the Company is currently in the process of negotiating with several national long distance carriers who will likely be purchasers of the excess capacity created. The Company's first network upgrade has been completed and capacity is available for commercial sale.

2.       BASIS OF ACCOUNTING

         The Company's activities to date principally have been securing contractual alliances with Incumbents, designing and constructing network segments, obtaining capital and planning its proposed service. Accordingly, the Company's financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of equity and debt securities rather than recurring revenues, for its primary sources of cash since inception.

         In the opinion of management, the accompanying unaudited consolidated financial statements of Pathnet, Inc. and its subsidiaries contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-52247). The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earning unless specific hedge accounting criteria are met. The Company currently plans to adopt SFAS 133 effective January 1, 2000, and will determine both the method and impact of adoption prior to that date.

4.       LOSS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective December 31, 1997. Basic earnings (loss) per share is computed by dividing net income
         (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding. For each of the periods presented, basic and diluted loss per share are the same. The exercising of 2,541,387 employee common stock options and the conversion of 5,470,595 shares of Series A, B and C convertible preferred stock into 15,864,716 shares of common stock as of June 30, 1998, which could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for each of the periods presented.

5.       MARKETABLE SECURITIES

         The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses are reported as a component of stockholders' equity (deficit). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

6.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at June 30, 1998 and December 31, 1997:

                                                  June 30, 1998              December 31,
                                                   (unaudited)                   1997
                                            ------------------------- --------------------------
Network construction in progress            $              13,149,730 $                6,831,795
Office and computer equipment                               1,258,312                    248,880
Furniture and fixtures                                        556,277                    120,093
Leasehold improvements                                        124,938                     62,344
                                            ------------------------- --------------------------
                                                           15,089,257                  7,263,112

Less accumulated depreciation                               (167,540)                   (56,018)
                                            ------------------------- --------------------------
Property and equipment net                  $              14,921,717 $                7,207,094
                                            ========================= ==========================

7.       LONG-TERM DEBT.

         On April 8, 1998, the Company completed the issuance and sale of 350,000 units, each consisting of a $1,000 principal amount of 12 1/4% Senior Notes due 2008 (the Notes) and a warrant to purchase 3.19 shares of common stock or 1,116,500 shares in total (the Warrants) at an exercise price of $0.01 per share for total gross proceeds of $350,000,000 less direct issuance costs of approximately $10,500,000. Approximately $345,900,000 of the gross proceeds have been allocated to the Notes and approximately $4,100,000 have been allocated to the Warrants based upon estimated fair values. The estimated value attributed to the Warrants has been recorded as a discount on the face value of the Notes and as additional paid-in capital. This discount will be amortized as an increase to interest expense and the carrying value of the debt over the related term using the interest method. The Company has recorded $102,375 of expense for the six months ended June 30, 1998, related to the amortization of the discount. Interest on the Notes will accrue at an annual rate of 12 1/4% payable semiannually, in arrears, beginning October 15, 1998, with principal due in full on April 15, 2008. Interest expense, exclusive of the amortization of the discount, for the six months ended June 30, 1998 was $9,765,973. The Company used $81,128,751 of the proceeds to purchase U.S. Government debt securities which are restricted and pledged as collateral for repayment of all interest due on the Notes through April 15, 2000. The Notes are redeemable, in whole or part, at any time on or after April 15, 2003 at the option of the Company, at the following redemption prices plus accrued and unpaid interest (i) April 15, 2003; 106% of the principal amount, (ii) April 15, 2004; 104% of the principal amount,
         (iii) April 15, 2005; 102% of the principal amount and (iv) April 15, 2006;

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

8.       PREFERRED STOCK

         On April 8, 1998, the Company completed the sale of 1,879,699 shares of Series C convertible preferred stock for an aggregate purchase price of approximately $20,000,000. There were no issuance costs associated with the sale.

9.       COMMON STOCK

         On May 8, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering (the Offering). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's decision to postpone the Offering. On July 24, 1998, the Company's stockholders approved a 2.9-for-1 stock split which was effected on August 3, 1998, the record date. All share information has been adjusted for this stock split for all periods presented.

10.      STOCK OPTIONS

         In April and May 1998, a total of 89,721 options were issued to employees at an exercise price of $3.67 per share. The Company has estimated the fair value of the underlying common stock to be $16.00 per share, the midpoint of the price range for the Offering. Accordingly, the Company has recorded deferred compensation expense as a component of stockholders' equity (deficit) and is recognizing compensation expense over the vesting periods of these stock options. Compensation expense for the six months ended June 30, 1998 was $277,035.

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

BUSINESS DEVELOPMENT, CAPITAL EXPENDITURES AND ACQUISITIONS

         From inception (August 25, 1995) through June 30, 1998, expenditures for property, plant and equipment, including construction in progress, totaled $15.1 million. In addition, the Company incurred significant other costs and expenses in the development of its business and has recorded cumulative losses from inception through June 30, 1998 of $19.3 million.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

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

REVENUE

         In establishing relationships with Incumbents, the Company has acted as a provider of services for transitioning the Incumbents from their old network system onto the Company's network. The services provided by the Company to Incumbents, including analysis of existing facilities and system performance, advisory services relating to PCS relocation matters, and turnkey network construction management, provided substantially all of the Company's historical revenues. The Company expects substantially all future revenue to be generated from the sale of telecommunications services. During the three months ended June 30, 1998 the Company entered into its first agreement for the sale of telecommunications services and began providing such services on a portion of its network. For the three months ended June 30, 1998 and 1997, the Company generated revenues of $475,000 and $52,500, respectively. The increase is attributable to the continued performance of construction management services and the commencement of telecommunications services in the 1998 period. For the six months ended June 30, 1998 and 1997 the Company generated revenues of $575,000 and $62,500, respectively. This increase is attributable to continued performance of construction management services. For the year ended December 31, 1997, the Company generated revenues of $162,500, of which $100,000 was derived from construction management services and $62,500 from PCS relocation advisory services compared with revenues of $1,000 from PCS relocation advisory services for the year ended December 31, 1996. The Company generated no revenue during the period from inception (August 25, 1995) to December 31, 1995.

COSTS AND EXPENSES

         For the three months ended June 30, 1998 and 1997, the Company incurred operating expenses of approximately $5.6 million and $0.8 million, respectively. For the six months ended June 30, 1998 and 1997 the Company incurred operating expenses of $7.9 million and $1.4 million, respectively. For the year ended December 31, 1997, the Company incurred operating expenses of approximately $4.3 million compared to operating expenses of $1.3 million for the year ended December 31, 1996 and $429,000 for the period from inception through December 31, 1995. The increase in expense was directly related to an increase in selling, general and administrative expenses ("SG&A") as the Company expanded its engineering, technical, legal, finance, and general management personnel in connection with the continued signing of new Incumbent agreements and the ongoing construction of the Company's network. The Company expects SG&A to continue to increase in the remainder of 1998 as additional staff is added in all functional areas, particularly in sales and marketing. Cost of revenue reflects direct costs associated with performance of construction, management services and costs incurred for telecommunications services.

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

         The net proceeds from the issuance of the Units (after purchasing the Pledged Securities) and the 1998 Private Equity Investment are being used for capital expenditures, working capital and general corporate purposes, including the funding of operating losses.

         On May 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, relating to an initial public offering of the Company's Common Stock (the "Initial Public Offering"). On August 13, 1998, the Company announced that it will postpone the Initial Public Offering due to general weakness in the capital markets. The timing and size of the Initial Public Offering are dependent on market conditions and there can be no assurance that the Initial Public Offering will be completed.

         In addition, the Company is currently exploring several equipment financing and other financing alternatives. Although the Company has received commitments (subject to definitive documentation) from prospective lenders in connection with two such proposed financing facilities, the Company has not decided to pursue any one particular proposed facility.

         The Company anticipates that, for the twelve month periods ending June 30, 1999 and 2000, it will require approximately $100 million and $215 million, respectively, to fund capital expenditures, working capital and operating losses aggregating $290 million, $10 million and $15 million, respectively, at which time it expects to have completed a 21,000 route mile network. The Company also expects that during the next two years, approximately 75% of its capital requirements will be for telecommunications and transmission equipment. The majority of the remaining capital requirements of the Company will be for installation and other site construction related costs. Proceeds from the Debt Offering, the Initial Public Offering and the 1998 Private Equity Investment, together with other cash on hand, are expected to provide the Company with adequate resources to meet these projected capital requirements. The Company intends to use any additional available funds to accelerate its development plans.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earning unless specific hedge accounting criteria are met. The Company currently plans to adopt SFAS 133 effective January 1, 2000, and will determine both the method and impact of adoption prior to that date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 8, 1998 the Company completed the issuance and sale of the Units, consisting of an aggregate of $350 million principal amount of 12 1/4% Senior Notes due 2008 and 350,000 Warrants. Each Warrant entitles the holder thereof to purchase 3.19 shares of Common Stock at an exercise price of $.01 per share. The Units were sold to Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., TD Securities and Salomon Brothers Inc (together, the "Initial Purchasers") for resale pursuant to Rule 144A and Regulation S under the Securities Act. The aggregate purchase price of the Notes and Warrants was $350,000,000 with net proceeds to the Company of approximately $339,500,000 after deduction of offering expenses. Also on April 8, 1998, the Company completed the issuance and sale of 1,879,699 shares of Series C Preferred Stock at an aggregate price of $20.0 million. As of June 30, 1998, the Company has used such net proceeds, along with proceeds from previous capital contributions, as follows: (i) $81.l million to purchase Pledged Securities to provide payment in full of the first four interest payments due on the Senior Notes, (ii) $5.0 million for the purchase of property and equipment, and (iii) to fund general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 1, 1998, the Company solicited written consents from holders of its Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to approve a proposal to increase the size of the Debt Offering to an aggregate amount of $350.0 million. Effective April 1, 1998, the Company received written consents approving such proposal from holders representing an aggregate of 2,900,000 shares of Common Stock and an aggregate of 3,590,896 shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The remaining holder representing 2,358 shares of Common Stock did not respond.

         On April 24, 1998, the Company solicited written consents from the holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to
         (i) ratify all of the issuances of Common Stock and the grants of all stock options issued or granted by the Company from inception until April 24, 1998, (ii) ratify the execution, delivery and performance of all agreements and arrangements entered into by the Company from inception until April 24, 1998, which agreements and arrangements involved a transaction exceeding $50,000 in amount and (iii) ratify the terms and provisions of the Company's insurance policies, including the Company's directors and officers insurance. Effective April 24, 1998, the Company received written consents approving such proposal from holders representing an aggregate of 5,470,595 shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

ITEM 5.  OTHER INFORMATION

         (a) FORWARD-LOOKING STATEMENTS

         Certain statements in this Report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "expects," "may," "will," or "should" or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. All statements other than statements of historical facts in this Report, including, without limitation, such statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company or any of the transactions described in this Report or the timing, financing, strategies and effects of such transaction, are forward-looking statements. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, the amount of capital needed to deploy the Company's network; the Company's substantial leverage and its need to service its indebtedness; the restrictions imposed by the Company's current and possible future financing arrangements; the ability of the Company to successfully manage the cost effective and timely completion of its network and its ability to attract and retain customers for its services; the ability of the Company to retain and attract relationships with the incumbent owners of the telecommunications assets with which the Company expects to build its network; the Company's ability to retain and attract key management and other personnel as well as the Company's ability to manage the rapid expansion of its business and operations; the Company's ability to compete in the highly competitive telecommunications industry in terms of price, service, reliability and technology; the Company's dependence on the reliability of its network equipment, its reliance on key suppliers of network equipment and the risk that its technology will become obsolete or otherwise not economically viable; the Company's ability to conduct its business in a regulated environment; and the other factors described in conjunction with the forward-looking statements in this Report. The Company does not intend to update these forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    EXHIBITS

         27.1   Financial Data Schedule.

         99.1   Press release, dated as of August 13, 1998.

         (b)    REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATHNET, INC.,
                                        a Delaware corporation


Date:  August 14, 1998                  By: /s/ RICHARD A.  JALKUT
                                        --------------------------
                                        Richard A.  Jalkut
                                        President and Chief Executive Officer


Date:  August 14, 1998                  By: /s/ WILLIAM R. SMEDBERG, V
                                        ------------------------------
                                        William R. Smedberg, V
                                        Vice President, Finance
                                        (principal accounting
                                        and financial officer)

                                  EXHIBIT INDEX

                     PURSUANT TO ITEM 601 OF REGULATION S-K


         Exhibit No.                Description of Exhibit
         -----------                ----------------------

            27.1                    Financial Data Schedule.

            99.1                    Press Release, dated as of August 13, 1998.