Form 10-Q
period 1998-09-30
PATHNET INC
filed 1998-11-13
CIK 1061148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -----------------------


                          Commission File No. 333-53467


                                  Pathnet, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                        52-1941838
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

     1015 31st Street, N.W.
         Washington, DC                                      20007
(Address of principal executive offices)                   (Zip Code)

                                 (202) 625-7284
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

As of November 7, 1998, there were 2,902,358 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                                  PATHNET, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX

                                                                                            Page
Part I.    Financial Information

Item 1.   Unaudited Consolidated Financial Statements

             Consolidated Balance Sheets as of September 30, 1998 (unaudited)
               and December 31, 1997                                                        3

             Unaudited Consolidated Statements of Operations for the three months ended
               September 30, 1998 and 1997, for the nine months ended September 30,
               1998 and 1997 and for the period August 25, 1995 (date of inception) to
               September 30, 1998                                                           4

            Unaudited Consolidated Statements of Comprehensive Loss for the three months ended September 30, 1998 and 1997, for the nine months ended
               September 30, 1998 and 1997 and for the period August 25, 1995
               (date of inception) to September 30, 1998                                    5

            Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and for the period August 25, 1995
               (date of inception) to September 30, 1998                                    6

            Notes to Unaudited Consolidated Financial Statements                            7


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                     12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                     29


Part II.   Other Information

Item 1.      Legal Proceedings                                                             30

Item 2.      Changes in Securities and Use of Proceeds                                     30

Item 3.      Defaults Upon Senior Securities                                               30

Item 4.      Submission of Matters to a Vote of Security Holders                           30

Item 5.      Other Information                                                             30

Item 6.      Exhibits and Reports on Form 8-K                                              31

Signatures                                                                                 33

Exhibits Index                                                                             34


Part I.     Financial Information
Item 1.    Financial Statements
                                  PATHNET INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,     December 31,
                                                                                                1998             1997
                                                                                           -------------    -------------
                                                                                            (Unaudited)
                                     ASSETS
Cash and cash equivalents                                                                  $  59,558,631    $   7,831,384
Interest receivable                                                                            3,936,127             --
Marketable securities available for sale, at market                                          122,658,304             --
Prepaid expenses and other current assets                                                        168,366           48,571
                                                                                           -------------    -------------
    Total current assets                                                                     186,321,428        7,879,955
Property and equipment, net                                                                   33,135,699        7,207,094
Deferred financing costs, net                                                                 10,792,256          250,428
Restricted cash                                                                               10,647,253          760,211
Marketable securities available for sale, at market                                           69,010,807             --
Pledged marketable securities held to maturity                                                83,224,243             --
                                                                                           -------------    -------------
      Total assets                                                                         $ 393,131,686    $  16,097,688
                                                                                           =============    =============
               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' DEFICIT
Accounts payable                                                                           $  14,158,634    $   5,592,918
Accrued interest                                                                              20,484,724             --
Accrued expenses                                                                               1,906,685             --
Deferred revenue                                                                                 251,863          300,000
                                                                                           -------------    -------------
   Total current liabilities                                                                  36,801,906        5,892,918
12 1/4% Senior Notes, net of unamortized bond discount of $3,890,250                         346,109,750             --
                                                                                           -------------    -------------
   Total liabilities                                                                         382,911,656        5,892,918
Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding at September 30, 1998 and December 31, 1997, respectively
  (liquidation preference $1,000,000)                                                          1,000,000        1,000,000
Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and outstanding at September 30, 1998 and December 31, 1997, respectively
  (liquidation preference $5,033,367)                                                          5,008,367        5,008,367
Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized;
  2,819,549 and 939,850 shares issued and outstanding at September 30, 1998 and
  December 31, 1997, respectively (liquidation preference $30,000,052)                        29,961,272        9,961,274
                                                                                           -------------    -------------
   Total mandatorily redeemable preferred stock                                               35,969,639       15,969,641

Voting common stock, $0.01 par value, 60,000,000 and 7,500,000 shares authorized at
  September 30, 1998 and December 31, 1997, respectively; 2,902,358 and 2,900,000 shares
  issued and outstanding at September 30, 1998 and December 31, 1997, respectively                29,024           29,000
Common stock subscription receivable                                                                --             (9,000)
Deferred compensation                                                                         (1,189,924)            --
Additional paid-in capital                                                                     6,156,406          381,990
Unrealized gain on marketable securities available for sale                                      436,490             --
Deficit accumulated during the development stage                                             (31,181,605)      (6,166,861)
                                                                                           -------------    -------------
   Total stockholders' deficit                                                               (25,749,609)      (5,764,871)
                                                                                           -------------    -------------
      Total liabilities, mandatorily redeemable preferred stock and stockholders'equity    $ 393,131,686    $  16,097,688
                                                                                           =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  PATHNET, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                           For the period
                                                                                                          August 25, 1995
                                           For the three months ended      For the nine months ended    (date of inception)
                                                    September 30,                 September 30,           to September 30,
                                          ----------------------------    ----------------------------    ----------------
                                               1998            1997           1998             1997           1998
                                          ------------    ------------    ------------    ------------    ------------

Revenue                                   $    475,000    $       --      $  1,050,000    $     62,500    $  1,213,500
                                          ------------    ------------    ------------    ------------    ------------

Expenses:
    Cost of revenue                          1,621,211            --         5,385,718            --         5,385,718
    Selling, general and administrative      2,694,505       1,187,833       6,721,862       2,537,112      12,731,344
    Depreciation expense                       203,725          11,423         315,247          26,863         371,265
                                          ------------    ------------    ------------    ------------    ------------
      Total expenses                         4,519,441       1,199,256      12,422,827       2,563,975      18,488,327
                                          ------------    ------------    ------------    ------------    ------------
Net operating loss                          (4,044,441)     (1,199,256)    (11,372,827)     (2,501,475)    (17,274,827)

Interest expense                           (11,151,467)           --       (21,862,169)           --       (22,277,526)
Interest income                              4,728,582          23,626       9,574,286          59,562       9,749,282
Initial public offering costs               (1,354,534)           --        (1,354,534)           --        (1,354,534)
Other income (expense), net                      1,661            --               500            --            (5,000)
                                          ------------    ------------    ------------    ------------    ------------
      Net loss                            $(11,820,199)   $ (1,175,630)   $(25,014,744)   $ (2,441,913)   $(31,162,605)
                                          ============    ============    ============    ============    ============
Basic and diluted loss per
    common share                          $      (4.07)   $      (0.41)   $      (8.62)   $      (0.84)   $     (10.74)
                                          ============    ============    ============    ============    ============
Weighted average number of
    common shares outstanding                2,902,358       2,900,000       2,901,917       2,900,000       2,900,462
                                          ============    ============    ============    ============    ============






        The accompanying notes are an integral part of these consolidated financial statements.

                                  PATHNET, INC.
                        (A Development Stage Enterprise)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)

                                                                                                           For the period
                                                                                                          August 25, 1995
                                           For the three months ended      For the nine months ended    (date of inception)
                                                    September 30,                 September 30,           to September 30,
                                          ----------------------------    ----------------------------    ----------------
                                                 1998           1997              1998          1997           1998
                                                 ----           ----              ----          ----           ----


Net loss                                  $ (11,820,199)  $ (1,175,630)   $ (25,014,744)  $ (2,441,913)   $ (31,162,605)

Other comprehensive income
    Unrealized gain on marketable
    securities available for sale               488,345           --            436,490            --           436,490
                                          -------------   ------------    -------------   ------------    -------------
Comprehensive loss                        $ (11,331,854)  $ (1,175,630)   $ (24,578,254)  $ (2,441,913)   $ (30,726,115)
                                          =============   ============    =============   ============    =============





        The accompanying notes are an integral part of these consolidated financial statements.

                           PATHNET, INC.
                 (A Development Stage Enterprise)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)

                                                                                                                  For the period
                                                                                                                  August 25, 1995
                                                                                  For the nine months ended     (date of inception)
                                                                                          September 30,             September 30,
                                                                               ------------------------------    ----------------
                                                                                      1998            1997             1998
                                                                               -------------    -------------    -------------
Cash flows from operating activities:
   Net loss                                                                    $ (25,014,744)   $  (2,441,913)   $ (31,162,605)
   Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation                                                                    315,247           26,863          371,265
     Amortization of deferred financing costs                                        558,785             --            558,785
     Loss on disposal of asset                                                          --               --              5,500
     Write-off of deferred financing costs                                           613,910             --            613,910
     Interest expense resulting from amortization of discount on the
       bonds payable                                                                 204,750             --            204,750
     Stock based compensation                                                        489,435             --            489,435
     Interest expense for beneficial conversion feature of bridge loan                  --               --            381,990
     Accrued interest satisfied by conversion of bridge loan to
       Series B preferred stock                                                         --               --             33,367
   Changes in assets and liabilities:
     Prepaid expenses and other current assets                                      (119,796)         (39,987)        (168,366)
     Interest receivable                                                          (3,936,127)            --         (3,936,127)
     Accrued interest                                                             20,484,724             --         20,484,724
     Deferred revenue                                                                (48,137)            --            251,863
     Accounts payable                                                                 53,711          (57,608)         554,616
     Accrued expenses                                                              1,856,685            1,483        1,856,684
                                                                               -------------    -------------    -------------
       Net cash used in operating activities                                      (4,541,557)      (2,511,162)      (9,460,209)
                                                                               -------------    -------------    -------------
Cash flows from investing activities:
   Expenditures for property and equipment                                        (8,548,737)        (148,601)      (8,985,554)
   Purchase of marketable securities available for sale                         (191,232,621)            --       (191,232,621)
   Purchase of marketable securities - pledged as collateral                     (83,224,243)            --        (83,224,243)
   Restricted cash                                                                (9,887,042)        (750,000)     (10,647,253)
   Repayment of notes receivable                                                       9,000             --              9,000
   Expenditures for network work in progress                                      (9,183,109)            --        (10,922,891)
                                                                               -------------    -------------    -------------
       Net cash used in investing activities                                    (302,066,752)        (898,601)    (305,003,562)
                                                                               -------------    -------------    -------------
Cash flows from financing activities:
   Issuance of voting and non-voting common stock                                       --               --              1,000
   Proceeds from sale of preferred stock                                          19,999,998        2,000,000       35,000,052
   Proceeds from sale of Series B preferred stock representing the conversion of committed but undrawn portion of bridge loan
     to Series B preferred stock                                                        --               --            300,000
   Proceeds from bond offering                                                   350,000,000             --        350,000,000
   Proceeds from bridge loan                                                            --               --            700,000
   Exercise of employee common stock options                                              81             --                 81
   Payment of issuance costs                                                            --               --            (63,780)
   Payment of deferred financing costs                                           (11,664,523)            --        (11,914,951)
                                                                               -------------    -------------    -------------
       Net cash provided by financing activities                                 358,335,556        2,000,000      374,022,402
                                                                               -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents                              51,727,247       (1,409,763)      59,558,631
Cash and cash equivalents at the beginning of period                               7,831,384        2,318,037             --
                                                                               -------------    -------------    -------------
Cash and cash equivalents at the end of period                                 $  59,558,631    $     908,274    $  59,558,631
                                                                               =============    =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY

                  Pathnet, Inc. (Company) is a wholesale provider of high quality, low cost, long haul telecommunications capacity to second and third tier U.S. markets. The Company is building its digital telecommunications network by upgrading, integrating and leveraging existing telecommunications assets, sites and rights of way, including those utilized by railroads, utilities, state and local governments and pipelines (Incumbents). In return for providing equipment, designing systems and managing construction of the Incumbent networks, the Company has received and expects to receive the exclusive contractual right to market excess telecommunications capacity created and aggregated on Incumbent networks. In addition to deploying its network by forming long-term relationships with Incumbents, the Company may enter into alternative markets or acquire or deploy complementary telecommunications assets or technologies.

                  The Company currently has 1,200 route miles of operational network on which telecommunication capacity is available for sale and an additional 5,500 route miles of network under construction.
         Additionally, the Company recently began providing commercial telecommunications service to two customers with several additional customers awaiting installation.

                  The  Company's  business  has been  funded  primarily  through
         equity  investments  by  the  Company's   stockholders  and  a  private
         placement in April 1998 of units consisting of senior notes and warrants to purchase common stock (Debt Offering). On September 2, 1998, the Company commenced an offer to exchange (Exchange Offer) all outstanding Restricted Notes for up to $350.0 million aggregate principal amount of 12 1/4% Senior Notes due 2008 (Registered Notes) which have been registered under the Securities Act of 1933, as amended. The terms of the Registered Notes are identical in all material respects to the terms of the Restricted Notes, except that the Registered Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant upon the Company regarding registration under the Securities Act. The Exchange Offer expired on October 2, 1998 and all outstanding Restricted Notes were exchanged for Registered Notes. (The Restricted Notes and the Registered Notes are collectively referred to herein as the "Senior Notes".)

                  A substantial portion of the Company's activities to date has involved developing strategic relationships with Incumbents. Accordingly, its revenues to date reflect only certain consulting services in connection with the design, development and construction of digital microwave infrastructure. The Company has also been engaged in constructing network, developing operating systems, constructing a network operations center, raising capital and hiring management and other key personnel. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

2.       BASIS OF ACCOUNTING

                  While the Company recently commenced providing commercial service to customers, its principal activities to date have been securing contractual alliances with Incumbents, designing and constructing network segments, obtaining capital and planning its proposed service. Accordingly, the Company's consolidated financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of equity and debt securities, rather than recurring revenues, for its primary sources of cash since inception.

                  In the opinion of management, the accompanying unaudited consolidated financial statements of the Company. and its subsidiaries contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1998, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (Registration No. 333-53467). The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

3        LOSS PER SHARE

                  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), effective December 31, 1997. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercising of 2,541,387 employee common stock options, the exercise of warrants to purchase 1,116,500 shares of common stock, and the conversion of 5,470,595 shares of Series A, B and C convertible preferred stock into 15,864,716 shares of common stock as of September 30, 1998, which could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

4.       MARKETABLE SECURITIES

                  The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as a component of stockholders' equity (deficit). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

                 The following is a summary of the investments in marketable securities at September 30, 1998:

                                                                             Gross Unrealized
                                                                             ----------------
                                                            Cost            Gains      Losses      Market Value
                                                            ----            -----      ------      ------------
Available for sale securities:
  U.S. Treasury securities and debt securities
      of U.S. Government agencies                       $    32,331,103  $   79,755  $   7,525   $    32,403,333
  Certificates of deposit and money market
      funds                                                  11,591,492      31,475         --        11,622,967
  Corporate debt securities                                 145,557,458     334,928      2,856       145,889,530
  Debt securities issued by foreign
     governments                                              1,752,568         713         --         1,753,281
                                                        ---------------  ----------  ---------   ---------------
                                                        $   191,232,621  $  446,871  $  10,381   $   191,669,111
                                                        ===============  ==========  =========   ===============

         Proceeds from the sales of available for sale securities and gross realized gains and gross realized losses on sales of available for sale securities were immaterial during the nine months ended September 30, 1998.

         The amortized cost and estimated fair value of available for sale securities by contractual maturity at September 30, 1998 is as follows:

                                              Cost              Market Value
Due in one year or less                  $  122,512,247      $  122,658,304
Due after one year through two years.        68,720,374          69,010,807
                                        ---------------      --------------
                                         $  191,232,621      $  191,669,111
                                        ===============      ===============

         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

         In addition to marketable securities, the Company has investments in pledged marketable securities that are pledged as collateral for repayment of interest on the Company's Senior Notes through April 2000 (see note 8) and are classified as non-current assets on the consolidated balance sheet. As of September 30, 1998 pledged marketable securities consisted of U.S. Treasury securities classified as held to maturity with an amortized cost of approximately $61.0 million and cash and cash equivalents of approximately $22.2 million. Approximately $40.3 million of the investments contractually mature prior to September 30, 1999 and approximately $20.7 million contractually mature after September 30, 1999 and prior to April 30, 2000.

5.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at September 30, 1998 and December 31, 1997:

                                            September 30,         December 31,
                                                1998                  1997
                                            ------------          ------------
                                            (unaudited)
         Network work in progress        $  24,526,910          $  6,831,795
         Communications network              6,274,445                  --
         Office and computer equipment       1,820,335               248,880
         Furniture and fixtures                740,431               120,093
         Leasehold improvements                144,843                62,344
                                         -------------          ------------
                                            33,506,964             7,263,112
         Less: accumulated depreciation       (371,265)              (56,018)
                                         -------------          ------------
         Property and equipment, net     $  33,135,699          $  7,207,094
                                         =============          ============

         As of September 30, 1998 and December 31, 1997, the Company incurred non-cash capital expenditure of approximately $13.6 million and $5.1 million, respectively.

6.       DEFERRED FINANCING COSTS

         During the second quarter of 1998, the Company incurred direct issuance costs of approximately $10.5 million in connection with the Debt Offering. During the three and nine months ended September 30, 1998, amortization of the costs of approximately $280,000 and $559,000, respectively, was charged to interest expense.

         As of December 31, 1997, debt financing  costs comprised  approximately
$250,000 related to costs incurred in obtaining debt financing arrangements. During the period, these costs, together with additional debt financing costs incurred during the period of approximately $364,000, were charged to interest expense.

7.       RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to collateralize the Company's obligations under certain of its Fixed Point Microwave Facilities Services Agreements. During the third quarter, the Company deposited approximately $10.3 million in escrow.

8.       LONG-TERM DEBT.

         On April 8, 1998, the Company completed the Debt Offering for total gross proceeds of $350.0 million less direct issuance costs of approximately $10.5 million. Approximately $345.9 million of the gross proceeds were on issuance allocated to the Restricted Notes and approximately $4.1 million were on issuance allocated to the Warrants based upon estimated fair values. The Warrants expire on April 15, 2008. The estimated value attributed to the Warrants has been recorded as a discount on the face value of the Senior Notes and as additional paid-in capital. This discount will be amortized as an increase to interest expense and the carrying value of the debt over the related term using the interest method. The Company has recorded approximately $205,000 of expense for the nine months ended September 30, 1998, related to the amortization of this discount. Interest on the Senior Notes accrues at an annual rate of 12 1/4 %, payable semiannually, in arrears, beginning October 15, 1998, with principal due in full on April 15, 2008. Interest expense, exclusive of the amortization of the discount, for the nine months ended September 30, 1998 was $20.7 million. The Company used approximately $81.1 million of the proceeds to purchase U.S. Government debt securities, which are restricted and pledged as collateral for repayment of all interest due on the Senior Notes through April 15, 2000. The Company made its first interest payment of approximately $22.3 million on October 15, 1998. The Senior Notes are redeemable, in whole or part, at any time on or after April 15, 2003 at the option of the Company, at the following redemption prices plus accrued and unpaid interest (i) on or after April 15, 2003; 106% of the principal amount, (ii) on or after April 15, 2004; 104% of the principal amount, (iii) on or after April 15, 2005; 102% of the principal amount and (iv) on or after April 15, 2006; 100% of the principal amount. In addition, at any time prior to April 15, 2001, the Company may redeem within sixty days, with the net cash proceeds of one or more public equity offerings, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 112.25% of the principal amount plus accrued and unpaid interest provided that at least 65% of the original principal amount of the Senior Notes remain outstanding. Upon a change in control, as defined, each holder of the Senior Notes may require the Company to repurchase all or a portion of such holder's Senior Notes at a purchase price of cash equal to 101% of the principal amount plus accrued and unpaid interest and liquidated damages if any.

         The Senior Notes contain certain covenants which restrict the activities of the Company including limitations of indebtedness, restricted payments, issuances and sales of capital stock, affiliate transactions, liens, guarantees, sale of assets and dividends.

9.       PREFERRED STOCK

         On April 8, 1998, the Company completed the sale of 1,879,699 shares of Series C convertible preferred stock for an aggregate purchase price of approximately $20.0 million. There were no issuance costs associated with the sale.

10.      COMMON STOCK

         On May 8, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of common stock (Initial Public Offering). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's decision to postpone the Offering. In relation to the postponement of the Initial Public Offering, the Company wrote off approximately $1.4 million in expenses, consisting primarily of legal and accounting fees, printing costs, and SEC and Nasdaq Stock Market fees. On July 24, 1998, the Company's stockholders approved a 2.9-for-1 stock split which was effected on August 3, 1998, the record date. All share information has been adjusted for this stock split for all periods presented.

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

         Certain  statements  contained in this item constitute  forward-looking
statements.   See  Part  II.  Other  Information,   Item  5(a)  "Forward-Looking
Statements."

Results of Operations

Overview

         The Company is a wholesale provider of high quality, low cost, long haul telecommunications capacity to second and third tier U.S. markets. The Company is building its digital telecommunications network by upgrading, integrating and leveraging existing telecommunications assets, sites and rights of way, including those utilized by railroads, utilities, state and local governments and pipelines (the "Incumbents").

         The Company's business commenced on August 25, 1995 and has been funded primarily through equity investments by the Company's stockholders and a private placement (the "Debt Offering") in April 1998 of 350,000 units (the "Units"), consisting of 12 1/4% Senior Notes (the "Restricted Notes") and warrants (the "Warrants") to purchase shares of common stock, par value $.01 per share (the "Common Stock"). On October 2, 1998, the Company completed an exchange (the "Exchange Offer") of all outstanding Restricted Notes for $350,000,000 aggregate principal amount of 12 1/4% Senior Notes due 2008 which have been registered under the Securities Act of 1933, as amended (the "Registered Notes"). The Restricted Notes and the Registered Notes are collectively referred to herein as the "Senior Notes."

         The Company currently has 1,200 route miles of operational network on which telecommunication capacity is available for sale and an additional 5,500 route miles of network under construction. Additionally, the Company recently began providing commercial telecommunications service to two customers with several additional customers awaiting installation.

           Due to Pathnet's focus on developing strategic relationships with Incumbents, its revenues to date reflect certain consulting services in connection with the design, development and construction of digital microwave infrastructure. The Company has also been engaged in the acquisition of equipment, the development of operating systems, the design and construction of a Network Operations Center (the "NOC"), capital raising and the hiring of management and other key personnel. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses. In addition to deploying its network by forming long-term relationships with Incumbents, the Company may enter into alternative markets or acquire or deploy complementary telecommunications assets or technologies.

Three and Nine Months Ended September 30, 1998 Compared with the Three and Nine Months Ended September 30, 1997

         During the three and nine months ended September 30, 1998, the Company continued to develop relationships with Incumbents, buildout its network and develop its infrastructure including the hiring of key management personnel.

         Revenue

         Substantially all of the Company's revenues for the three and nine month periods ended September 30, 1998 and 1997 consisted of fees received in connection with services provided to Incumbents, including analysis of existing facilities and system performance, advisory services relating to PCS relocation matters, and turnkey network construction management services. The Company expects substantially all future revenue to be generated from the sale of telecommunications services. For the three months ended September 30, 1998 and 1997, the Company generated revenues of approximately $ 475,000 and $0, respectively. The increase is attributable to fees received in connection with the continued performance of construction management. For the nine months ended September 30, 1998 and 1997 the Company generated revenues of approximately $1.1 million and $62,500, respectively. This increase is attributable to fees received in connection with continued performance of construction management services.

         Operating Expenses

         For the three months ended September 30, 1998 and 1997, the Company incurred operating expenses of approximately $4.5 million and $1.2 million, respectively. For the nine months ended September 30, 1998 and 1997 the Company incurred operating expenses of approximately $12.4 million and $2.6 million, respectively. In each case, the increase is primarily as a result of the increased activity in the buildout of the Company's network and additional staff costs incurred as part the development of the Company's infrastructure. The Company expects selling, general and administrative expenses to continue to increase in the remainder of 1998 as additional staff is added in all functional areas, particularly in sales and marketing. Cost of revenue reflects direct costs associated with performance of construction, management services and costs incurred in connection with the provision of telecommunications services.

         Interest Expense

         Interest expense for the three months ended September 30, 1998 and 1997 was approximately $11.2 million and $0, respectively, and for the nine months ended September 30, 1998 and 1997 was approximately $21.9 million and $0, respectively. Interest expense primarily represents interest on the Senior Notes issued in April 1998 together with financing costs associated with obtaining debt financing arrangements and the amortization expense related to bond issuance costs in respect of the Senior Notes.

         Interest Income

         Interest income for the three months ended September 30, 1998 and 1997 was approximately $4.7 million and $23,600, respectively, and for the nine months ended September 30, 1998 and 1997 was approximately $9.6 million and $59,600, respectively. This increase primarily represents interest earned on the proceeds of the Senior Notes issued in April 1998.

         Initial Public Offering Costs

         During the three and nine months ended September 30, 1998, the Company recorded a one-time write off of costs associated with the postponed initial public offering of the Company's Common Stock (the "Initial Public Offering"). These costs consisted primarily of legal and accounting fees, printing costs, and SEC and Nasdaq Stock Market fees.

Liquidity and Capital Resources

         The Company expects to continue to generate cash primarily from external financing and, as its network matures, from operating activities. The Company's primary uses of cash will be to fund capital expenditures, working capital and operating losses. Deployment of the Company's digital network and expansion of the Company's operations and services will require significant capital expenditures. Capital expenditures will be used primarily for continued development and construction of its network, implementing the Company's sales and marketing strategy and constructing and improving the Company's NOC.

         On April 8, 1998, the Company completed the Debt Offering resulting in net proceeds to the Company of approximately $339.5 million, after reduction for offering costs of approximately $10.5 million. The Company used approximately $81.1 million of the net proceeds of the Debt Offering to purchase securities (the "Pledged Securities") in an amount sufficient to provide for payment in full of the interest due on the Senior Notes through April 15, 2000 and which have been pledged as security for repayment of the Senior Notes. The Company made its first interest payment of approximately $22.3 million on October 15, 1998. The indenture relating to the Senior Notes (the "Indenture") contains provisions restricting, among other things, the incurrence of additional indebtedness, the payment of dividends and the making of restricted payments, the sale of assets and the creation of liens.

         On September 2, 1998, the Company commenced the Exchange Offer to exchange all outstanding Restricted Notes for Registered Notes. The terms of the Registered Notes are identical in all material respects to the terms of the Restricted Notes, except that the Registered Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant upon the Company regarding registration under the Securities Act. The Exchange Offer expired on October 2, 1998 and all outstanding Restricted Notes were exchanged for Registered Notes.

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

         On May 8, 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, relating to the Initial Public Offering. On August 5, 1998, pursuant to section 12(g) of the Securities and Exchange Act of 1934, the Company registered its Common Stock under the Securities and Exchange Act of 1934. On August 13, 1998, the Company announced that it would postpone the Initial Public Offering due to general weakness in the capital markets. The timing and size of the Initial Public Offering are dependent on market conditions and there can be no assurance that the Initial Public Offering will be completed.

         As at September 30, 1998, the Company had capital commitments of approximately $22.0 million relating to telecommunications and transmission equipment. It is anticipated that these will be met with current resources of the Company.

         The Company believes that the modular design of its network will enable the Company to rely on traditional sources of financing. In addition, the Company expects to rely on other sources, including public and private debt and equity financing and operating cash flow to fund future growth. In addition, the Company is currently exploring several equipment financing and other financing alternatives. The Company has not finalized commitments for any additional financing and there can be no assurance that the Company will be able to secure financing from these sources on terms that are favorable to the Company. In addition, the Company may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. Although there can be no assurance, if the network roll-out were delayed from the schedule currently anticipated by the Company or if demand for the Company's services were lower than expected, the Company expects that it would be able to defer or reduce portions of its capital expenditures.

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

Year 2000

         The Year 2000 issue exists because many computer systems and software applications use two digits rather than four digits to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000, or process data that includes that date, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

         The Company has begun a corporate-wide program to ready its computer systems and software applications for the year 2000. The Company's objective is to target year 2000 compliance for all of its systems, including network and customer interfacing systems, before December 31, 1999. Due to the development stage status of the Company, few legacy systems or applications exist, however, the Company is identifying all systems and applications that may need to be modified or reprogrammed in order to achieve year 2000 compliance.

         As part of its year 2000 plan, the Company is seeking confirmation from major communications equipment vendors (the "Primary Vendors"), Incumbents, suppliers, financial institutions and others that they are developing and implementing plans to become year 2000 compliant by December 31, 1999. In addition, the Company is developing a contingency plan to deal with potential year 2000 related business interruptions that may occur on January 1, 2000 or thereafter. These plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

         To achieve its year 2000 compliance plan, the Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for year 2000 compliance. The Company expects to incur internal labor as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. The Company currently expects expenses in the last quarter of 1998 and 1999 to support its compliance and contingency initiatives will not be material. Although the Company intends to develop and, if necessary, implement appropriate contingency plans to mitigate, to the extent possible, the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than expected. Further, the Company cannot predict the outcome or the success of its year 2000 program or the year 2000 compliance programs of the Primary Vendors, Incumbents, suppliers, financial institutions and other third parties nor can it predict the impact on its financial condition or results of operations, if any, in the event that such compliance objectives, or year 2000 compliance programs of its Primary Vendors, Incumbents, suppliers, financial institutions and other third parties, are not successful.

Risk Factors

         Limited History of Operations; Operating Losses and Negative Cash Flow

         The Company was formed in August 1995 to begin development of its digital network. The Company has completed 1,200 route miles of its network, which are commercially available, and an additional 5,500 route miles of network are under construction. In addition, the Company is providing commercial telecommunications service to only two customers with several additional customers awaiting installation. There can be no assurance that the Company will enter into any additional contracts with Incumbents for the construction of additional network or with customers for the purchase and sale of telecommunications capacity. Based on its experience, Pathnet expects that it may take between six and 18 months from the initial contact with an Incumbent to complete a long-term contract and 12 months thereafter to complete a commercially available system. As a result of development and operating expenses, the Company has incurred significant operating and net losses to date. The Company's operations have resulted in cumulative net losses of $31.2 million and cumulative net losses before interest income (expense) and income tax benefit of $18.6 million from inception in 1995 through September 30, 1998.

         The Company expects to incur significant operating losses, to generate negative cash flows from operating activities and to invest substantial funds to construct its digital network during the next several years. There can be no assurance that the Company will achieve or sustain profitability or generate sufficient positive cash flow to meet its debt service obligations, capital expenditure requirements or working capital requirements.

         Substantial Leverage; Ability to Service Debt; Restrictive Covenants

         The Company is highly leveraged. As of September 30, 1998, the Company had $346.1 million of indebtedness outstanding (approximately 97% of total invested capital). The Company will likely incur substantial additional indebtedness (including secured indebtedness) for the development of its network and other capital and operating requirements. The level of the Company's indebtedness could adversely affect the Company in a number of ways. For example, (i) the ability of the Company to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (ii) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business; (iii) the Company will be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; (iv) the Company's degree of indebtedness may make it more vulnerable to a downturn in its business or the economy generally; (v) the terms of the existing and future indebtedness restrict, or may restrict, the payment of dividends by the Company; and (vi) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes.

         The Indenture relating to the Senior Notes (the "Indenture") and certain of the Company's agreements with Incumbents (the "FPM Agreements") contain, or will contain, restrictions on the Company and its subsidiaries that will affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to create liens, make investments, pay dividends and make certain other restricted payments, issue stock of subsidiaries, consolidate, merge, sell assets and incur additional indebtedness. There can be no assurance that such covenants and restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

         In addition, any future indebtedness incurred by the Company or its subsidiaries is likely to impose similar restrictions. Failure by the Company or its subsidiaries to comply with these restrictions could lead to a default under the terms of the Senior Notes or the Company's other indebtedness notwithstanding the ability of the Company to meet its debt service obligations. In the event of such a default, the holders of such indebtedness could elect to declare all such indebtedness due and payable, together with accrued and unpaid interest. In such event, a significant portion of the Company's indebtedness may become immediately due and payable, and there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payments. Even if additional financing could be obtained, there can be no assurance that it would be on terms that would be acceptable to the Company.

         The successful implementation of the Company's strategy, including expanding its digital network and obtaining and retaining a sufficient number of customers, and significant and sustained growth in the Company's cash flow will be necessary for the Company to meet its debt service requirements. The Company does not currently, and there can be no assurance that the Company will be able to, generate sufficient cash flows to meet its debt service obligations. If the Company is unable to generate sufficient cash flows or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants under the terms of its existing or future indebtedness, it could trigger a default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business, regulatory and other factors.

         Significant Capital Requirements; Uncertainty of Additional Financing

         Deployment of the Company's network and expansion of the Company's operations and services will require significant capital expenditures, primarily for continued development and construction of its network and implementation of the Company's sales and marketing strategy. The Company intends to use capital raised to date to meet projected capital requirements through the first quarter of 2000. The Company will need to seek additional financing to fund capital expenditures and working capital to expand its network further to its eventual target of approximately 100,000 route miles. The Company estimates that this will require substantial additional external financing but presently has no negotiated commitments for any such additional financing. The Company may also require additional capital for activities complementary to its currently planned businesses, or in the event it decides to pursue network development through acquisitions, joint ventures or strategic alliances.

         The actual amount of the Company's future capital requirements will depend upon many factors, including the costs of network deployment in each of its markets, the speed of the development of the Company's network, the extent of competition and pricing of telecommunications services in its markets, other strategic opportunities pursued by the Company and the acceptance of the Company's services. Accordingly, there can be no assurance that the actual amount of the Company's financing needs will not exceed, perhaps significantly, the current estimates.

         There can be no assurance that the Company will be successful in raising additional capital on terms that it will consider acceptable, that the terms of such indebtedness or other capital will not impair the Company's ability to develop its business or that all available capital will be sufficient to service its indebtedness. Sources of additional capital may include equipment financing facilities and public and private equity and debt financings. Failure to raise sufficient funds may require the Company to modify, delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks of Completing the Company's Network; Market Acceptance

         The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost effective completion of its network, as well as on selling a substantial amount of its capacity. The successful completion of the Company's network may be affected by a variety of factors, uncertainties and contingencies, many of which are beyond the Company's control. Although the Company believes that its cost estimates and build-out schedules are reasonable, only 1,200 route miles under contract have been completed as of September 30, 1998. There can be no assurance that the Company's network will be completed as planned at the cost and within the time frame currently estimated, if at all. In addition, although the Company recently began providing commercial telecommunications service to two customers with several additional customers awaiting installation, there can be no assurances that the Company will attract additional purchasers of capacity.

         The successful and timely construction of the Company's network will depend upon, among other things, the Company's ability to (i) obtain substantial
amounts  of  additional   capital  and  financing
at reasonable cost and on satisfactory terms and conditions, (ii) manage effectively and efficiently the construction of its network, (iii) enter into agreements with Incumbents and other owners of telecommunications assets that will enable the Company to leverage the assets of Incumbents and of other owners of telecommunications assets, (iv) access markets and enter into customer contracts to sell capacity on its network, (v) integrate successfully such networks and associated rights acquired in connection with the development of the Company's network including cost effective interconnections and (vi) obtain necessary FCC licenses and other approvals. Successful construction of the Company's network also will depend upon the timely performance by third party contractors of their obligations. There can be no assurance that the Company will achieve any or all of these objectives. Any failure by the Company to accomplish these objectives may have a material adverse affect on the Company's business, financial condition and results of operations.

         The development of the Company's network and the expansion of the Company's business may involve acquisitions of other telecommunications businesses and assets and implementation of other technologies (such as fiber optic cable) either in lieu of or as a supplement to the excess capacity created by upgrading Incumbents' networks. In addition, the Company may enter into relationships with telecom service providers or other entities to manage existing assets or to deploy alternative telecommunications technologies. Furthermore, the Company may seek to serve markets which are not second or third tier and which may present differing market risks (including as to pricing and competition). If pursued, these opportunities could require additional financing, impose additional risks (such as increased or different competition, additional regulatory burdens and network economics different from those described elsewhere herein) and could divert the resources and management time of the Company. There can be no assurance that any such opportunity, if pursued, could be successfully integrated into the Company's operations or that any such opportunity would perform as expected. Furthermore, as the Company builds out its network, there can be no assurance that the Company will enter into agreements with the best suited Incumbents or such other owners of telecommunications assets, as the case may be, or that the Company will continue to pursue its core strategy of leveraging the assets of Incumbents as opposed to other telecommunications assets, technologies or other markets. Moreover, there can be no assurance that the resulting network will match or be responsive to the demand for telecommunications capacity or will maximize the possible revenue to be earned by the Company. There can be no assurance the Company will be able to develop and expand its business and enter new markets as currently planned. Failure of the Company to implement its expansion and growth strategy successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Relationship with Incumbents; Rights of Incumbents to Certain Assets

         There can be no assurance that existing long-term relationships with the Company's Incumbents will be maintained or that additional long-term relationships will result on terms acceptable to the Company, or at all. If the Company is not successful in negotiating such agreements, its ability to deploy its network would be adversely affected.

         The Company does not typically expect to own the underlying sites and facilities upon which its network is deployed. Instead, the Company expects to enter into long-term relationships with Incumbents whereby each such Incumbent agrees to grant to the Company a leasehold interest in or a similar right to use such Incumbent's facilities and infrastructure as is required for the Company to deploy its network. In some cases, system assets may be held by subsidiaries in which both the Company and the Incumbent own an interest. As a result, the Company will depend on the facilities and infrastructure of its Incumbents for the operation of its business. Long-term relationships with Incumbents may expire or terminate if the Company does not satisfy certain performance targets with respect to sales of excess capacity or fails to commission an initial communications system within specified time periods. In such cases, certain equipment relating to the initial communications system will be transferred to the Incumbent. Any such expiration of a relationship with an Incumbent, and the resulting loss of use of the corresponding system and opportunity to utilize such segment of its network, could result in the Company not being able to recoup its initial capital expenditure with respect to such segment and could have a material adverse effect on the business and financial condition of the Company. In addition, such a loss under certain circumstances could result in an event of default under the Company's debt financings. There can be no assurance that the Company will continue to have access to such Incumbent's sites and facilities after the expiration of such agreements or in the event that an Incumbent elects to terminate its agreement with the Company. If such an agreement were terminated or expires and the Company were forced to remove or abandon a significant portion of its network, such termination or expiration, as the case may be, could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The Company expects to rely significantly on its Incumbents for the maintenance and provisioning of circuits on its network. The Company has entered into maintenance agreements with three Incumbents and expects to enter into agreements with additional Incumbents pursuant to which, among other things, the Company will pay the Incumbent a monthly maintenance fee and a provisioning services fee in exchange for such Incumbent providing maintenance and provisioning services for that portion of the Company's network that primarily resides along such Incumbent's system. Failure by the Company to enter successfully into similar agreements with other Incumbents or the cancellation or non-renewal of any of such existing agreements could have a material adverse effect on the Company's business. To the extent the Company is unable to establish similar arrangements in new markets with additional Incumbents or establish replacement arrangements on systems where a maintenance agreement with a particular Incumbent is canceled or not renewed, the Company may be required to maintain its network and provision circuits on its network through establishment of its own maintenance and provisioning workforce or by outsourcing maintenance and provisioning to a third party. The Company's operating costs under these conditions may increase.

Management of Growth

         The Company's business plan may, if successfully implemented, result in rapid expansion of its operations. Rapid expansion of the Company's operations may place a significant strain on the Company's management, financial and other resources. The Company's ability to manage future growth, should it occur, will depend upon its ability to monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and expand significantly the Company's internal management, technical, information and accounting systems and to attract and retain additional qualified personnel. Furthermore, as the Company's business develops and expands, the Company will need additional facilities for its growing workforce. There can be no assurance that the Company will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the employees and management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry which is subject to regulatory change. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The expansion and development of the Company's business will depend on, among other things, the Company's ability to implement successfully its sales and marketing strategy, evaluate markets, design network path routes, secure financing, install facilities, obtain any required government authorizations, implement interconnection to, and co-location with, facilities owned by
Incumbents, purchasers of capacity and other owners of telecommunications assets. The Company's ability to implement its growth strategy successfully will require the Company to enhance its operational, management, financial and information systems and controls and to hire and retain qualified sales, marketing, administrative, operating and technical personnel. There can be no assurance that the Company will be able to do so, and any failure to accomplish these objectives could result in lower than expected levels of customer service, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel; Need for Additional Personnel

         The success of the Company will depend to a significant extent upon the abilities and continued efforts of its senior management, particularly members of its senior management team, including David Schaeffer, Chairman, Richard A. Jalkut, President and Chief Executive Officer, Kevin J. Bennis, Executive Vice President serving as President of the Company's Communications Services Division and Michael L. Brooks, Vice President of Network Development. Other than its Employment Agreement with Richard A. Jalkut, the Company does not have any employment agreements with, nor does the Company maintain "key man" insurance on, these employees. The loss of the services of any such individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will also depend, in part, upon the Company's ability to identify, hire and retain additional key management personnel, including the senior management, who are also being sought by other businesses. Competition for qualified personnel in the telecommunications industry is intense. The inability to identify, hire and retain such personnel could have a material adverse effect on the Company's results of operations.

         Competition; Pricing Pressures

         The telecommunications industry is highly competitive. In particular, price competition in the `carrier's carrier' market has generally been intense and is expected to increase. The Company competes and expects to compete with numerous competitors who have substantially greater financial and technical resources, long-standing relationships with their customers and potential to subsidize competitive services from less competitive service revenues and from federal universal service subsidies. Such competitors may be operators of existing or newly deployed wireline or wireless telecommunications networks. The Company will also face intense competition due to an increased supply of telecommunications capacity, the effects of deregulation and the development of new technologies, including technologies that will increase the capacity of existing networks.

         The Company anticipates that prices for its `carrier's carrier' services will continue to decline over the next several years. The Company is aware that certain long distance carriers are expanding their capacity and believes that other long distance carriers, as well as potential new entrants to the industry, are constructing new microwave, fiber optic and other long distance transmission networks in the United States. If industry capacity expansion results in capacity that exceeds overall demand along the Company's routes, severe additional pricing pressure could develop. As a result, within a few years, the Company could face dramatic and substantial price reductions. Such pricing pressure could have a material adverse effect on the business, financial condition and results of operations of the Company.

         While the Company generally will not compete with telecom service providers for end-user customers, the Company may compete, on certain routes, as a `carrier's carrier' with long-distance carriers such as AT&T Corporation, MCI WorldCom Inc., Sprint Corporation and operators of fiber optic systems, such as IXC Communications, Inc., The Williams Companies, Inc., QWest Communications International Inc. and Level 3 Communications, Inc., who would otherwise be the Company's customers in second and third tier markets. The Company will also face competition increasingly in the long haul market from local exchange carriers, regional network providers, resellers and satellite carriers and may eventually compete with public utilities and cable companies. In particular, certain ILECs and competitive local exchange carriers ("CLECs") are allowed to provide inter-LATA long distance services. Furthermore, Regional Bell Operating Companies ("RBOCs") will be allowed to provide inter-LATA long distance services within their regions after meeting certain regulatory requirements intended to foster opportunities for local telephone competition. Certain RBOCs have requested regulatory approval to provide inter-LATA data services within their regions. The RBOCs already have extensive fiber optic cable, switching, and other network facilities in their respective regions that can be used for their long distance services after a waiting period. In addition, other new competitors may build additional fiber capacity in the geographic areas served and to be served by the Company.

         The Company may also face competitors seeking to deploy a digital wireless network in the same manner as the Company by leveraging the assets of Incumbents or other owners of telecommunications assets or from Incumbents leveraging their own assets. Although the Company believes its strategy will provide it with a cost advantage, there can be no assurance that technological developments will not result in competitors achieving even greater cost efficiency and therefore a competitive advantage.

         A continuing trend toward business combinations and strategic alliances in the telecommunications industry may create stronger competitors to the Company, as the resulting firms and alliances are likely to have significant technological, marketing and financing resources greater than those available to the Company.

         Reliance on Equipment Suppliers

         The Company currently purchases most of its telecommunications equipment pursuant to an agreement with NEC America, Inc. and its affiliates ("NEC") from whom the Company has agreed to purchase $200 million of equipment by March 31, 2003 and has entered into an equipment purchase agreement with Andrew Equipment Corporation. Any reduction or interruption in supply from either supplier or any increase in prices for such equipment could have a disruptive effect on the Company. Currently NEC and Northern Telecom Ltd. are the only manufacturers of SONET radios that are compatible with the Company's proposed system design and reliability standards, although Harris Corporation and Alcatel Alsthom Compagnie Generale d'Electricite SA are in the process of developing and testing similar and compatible products. Further, the Company does not manufacture, nor does it have the capability to manufacture, any of the telecommunications equipment used on its network. As a result, the failure of the Company to procure sufficient equipment at reasonable prices and in a timely manner could adversely affect the Company's successful deployment of its network and results of operations.

         Technical Limitations of the Network

         The Company will not be able to offer route diversity until such time as it has completed a substantial portion of its mature network. In addition, the Company's network requires a direct line of sight between two antennae (each such interval comprising a "path") which is subject to distance limitations, freespace fade, multipath fade and rain attenuation. In order to meet industry standards for reliability, the maximum length of a single path similar to those being designed by the Company is generally limited to 40 miles and, as a result, intermediate sites in the form of back-to-back terminals or repeaters are required to permit digital wireless transmission beyond this limit based on the climate and topographic conditions of each path. In the absence of a direct line of sight, additional sites may be required to circumvent obstacles, such as tall buildings in urban areas or mountains in rural areas. Topographic conditions of a path and climate can cause reflections of signals from the ground which can affect the transmission quality of digital wireless services. In addition, in areas of heavy rainfall, the intensity of rainfall and the size of the raindrops can affect the transmission quality of digital wireless services. Paths in these areas are engineered for shorter distances to maintain transmission quality and use space diversity, frequency diversity, adaptive power control and forward error correction to minimize transmission errors. The use of additional sites and shorter paths to overcome obstructions, multipath fade or rain attenuation will increase the Company's capital costs. While these increased costs may not be significant in all cases, such costs may render digital wireless services uneconomical in certain circumstances.

         Due to line of sight limitations, the Company currently installs its antennae on towers, the rooftops of buildings or other tall structures. Line of sight and distance limitations generally do not present problems because Incumbents have already selected, developed and constructed unobstructed transmission sites. In certain instances, however, the additional frequencies required for the excess capacity to be installed by the Company may not be available from Incumbents' existing sites. In these instances, the Company generally expects to use other developed sites already owned or leased by such Incumbent. In some instances, however, the Company has encountered, and may in the future encounter, line of sight, frequency blockage and distance limitations that cannot be solved economically. While the effect on the financial condition and results of operations of the Company resulting from such cases has been minimal to date, there can be no assurance that such limitations will not be encountered more frequently as the Company expands its network. Such limitations may have a material adverse effect on the Company's future development costs and results of operations. In addition, the current lack of compression applications for wireless technology limits the Company's ability to increase capacity without significant capital expenditures for additional equipment.

         In order to obtain the necessary access to install its radios, antennae and other equipment required for interconnection to the PSTN or to points of presence ("POP") of the Company's capacity purchasers, the Company must acquire the necessary rights and enter into the arrangements to deploy and operate such interconnection equipment. There can be no assurance that the Company will succeed in obtaining the rights necessary to deploy its interconnection equipment in its market areas on acceptable terms, if at all, or that delays in obtaining such rights will not have a material adverse effect on the Company's development or results of operations.

         Dependence on Information and Processing Systems

         Sophisticated information and processing systems are vital to the Company's growth and its ability to monitor network performance, provision customer orders for telecommunications capacity, bill customers accurately, provide high-quality customer service and achieve operating efficiencies. As the Company grows, any inability to operate its billing and information and processing systems, or to upgrade internal systems and procedures as necessary, could have a material adverse impact on the Company's ability to reach its objectives, or on its business, financial condition and results of operations.

         Risk of Rapid Technological Changes

         The telecommunications industry is subject to rapid and significant changes in technology. Although the Company believes that, for the foreseeable future, these changes will neither materially affect the continued use of its network equipment, nor materially hinder its ability to acquire necessary technologies, the effect of technological changes on the business of the Company, such as changes relating to emerging wireline (including fiber optic) and wireless (including broadband) transmission technologies, cannot be predicted. There can be no assurance that (i) the Company's network will not be economically or technically outmoded by technology or services now existing or developed and implemented in the future, (ii) the Company will have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings or (iii) the cost of the equipment used on its network will decline as rapidly as that of competitive alternatives. The occurrence of any of the foregoing events may have a material adverse effect on the operations of the Company.

         Regulation

         The Company's arrangements with Incumbents contemplate that the Company's digital network will provide largely "common carrier fixed point-to-point microwave" telecommunications services under Part 101 of the FCC's Rules ("Part 101"), which services are subject to regulation by federal, state and local governmental agencies. Changes in existing federal, state or local laws and regulations, including those relating to the provision of Part 101 telecommunications services, any failure or significant delay in obtaining necessary licenses, permits or renewals, or any expansion of the Company's business that subjects the Company to additional regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Licensing by the Company and Incumbents. Many Incumbents whose existing systems operate in the 2 GHz band of the frequency spectrum will be required to relocate their systems and operations to the 6 GHz band or other alternate spectrum. In most instances the Company will enter into a strategic relationship with an Incumbent and, as part of the upgrade of such Incumbent's system, the Company will license the upgraded network in the 6 GHz band, which will depend on its obtaining newly issued Part 101 licenses for the use of existing facilities and infrastructure of such relocated Incumbents.

         The Company intends to establish any such arrangement so as to ensure that there is no de facto transfer of control of a FCC license from an Incumbent, which has obtained authorization from the FCC to operate a Part 101 telecommunications system at the newly occupied 6 GHz location (a "Licensed Incumbent"), to the Company, because such a transfer without FCC consent would violate the FCC's rules. Because any review by the FCC of such an arrangement would be fact specific and would involve the review of conduct that has not yet occurred, there can be no assurance that, if such an arrangement between the Company and a Licensed Incumbent were challenged, the FCC would not deem such an arrangement to constitute an unauthorized transfer of control. Such a finding could result in a restructuring of the arrangement with a Licensed Incumbent or the loss of the FCC license.

         Mutual Exclusivity. Pursuant to its arrangements with Incumbents, the Company will, in most cases, apply to the FCC for new Part 101 licenses to operate in the 6 GHz band. As each such Part 101 license is granted by the FCC with respect to the frequencies to be used between two specific points as designated by specific latitude and longitude coordinates, and as Incumbents already own the infrastructure and sites that comprise each such licensed point along the network, the Company expects to be the first and only entity to apply for these licenses at or near the specific locations and in the frequencies to be designated by the Company, and hence to have licensing priority under the FCC's procedures. There can be no assurance, however, that other entities will not seek licenses to operate in the same portion of the frequency spectrum as the Company in locations geographically close to those designated by the Company.

         In the event that a mutually exclusive situation were to arise, the FCC may hold a comparative hearing to decide which applicant will be awarded the relevant licenses, in which case there can be no assurance that the Company would be able to obtain the desired license. In the event that numerous mutually exclusive applications were to be filed, the FCC may decide to impose a filing freeze with respect to additional applications, and would, in the interim, decide on the most appropriate manner in which to resolve the mutual exclusivity. In this vein, the FCC may decide to seek from Congress enabling legislation that would permit the FCC to hold an auction in order to determine which of the competing applicants would obtain the sought-after licenses, in which case the Company could be required to pay potentially large sums in order to obtain the necessary license, and there would be no assurance that the Company would be able to obtain any auctioned licenses. The FCC might also decide to impose fees on the use of the desired spectrum, in which case the Company would be required to pay potentially large sums in order to obtain and use its FCC licenses.

         Frequency Coordination. Prior to applying to the FCC for authorization to use portions of the 6 GHz band, the Company must coordinate its use of the frequency with any existing licensees, permittees, and applicants in the same area whose facilities could be subject to interference as a result of the Company's proposed use of the spectrum. There can be no assurance in any particular case that the Company will not encounter other entities and proposed uses of the desired spectrum that would interfere with the Company's planned use, and that the Company will be able to coordinate successfully such usage with such entities. If the Company were unable to coordinate effectively with other users of or applicants for the spectrum at a substantial number of proposed sites, there can be no assurance that the Company would be able to obtain and retain the licenses necessary for the successful operation of the Company's network.

         FCC License  Requirements.  As part of the  requirements of obtaining a
Part 101 license, the FCC requires the Company to demonstrate the site owner's compliance with the reporting, notification and technical requirements of the Federal Aviation Administration ("FAA") with respect to the construction, installation, location, lighting and painting of transmitter towers and antennae, such as those to be used by the Company in the operation of its network. Specifically, the FCC requires compliance with the FAA's notification requirement, and where such notification is required, a "no hazard"
determination from the FAA before granting a license with respect to a particular facility. Any failure by the Company to comply with the FAA's notification procedures, any finding of a hazard by the FAA with respect to a proposed new or substantially modified facility, or any delay on the part of the FAA in making such a finding, may have an adverse effect on the Company's ability to obtain in a timely manner all necessary FCC licenses in accordance with its business plan.

         In addition to FAA requirements, in order to obtain the Part 101 licenses necessary for the operation of its network, the Company, and in some cases Licensed Incumbents, must file applications with the FCC for such licenses and demonstrate compliance with routine technical and legal qualification to be an FCC licensee. The Company must also obtain FCC authorization before transferring control of any of its licenses or making certain modifications to a licensed facility. Such requirements for obtaining such Part 101 licenses and for transferring such licenses include items such as certifying to the FCC that frequency coordination has been completed, disclosing the identity and relationship of all entities directly or indirectly owning or controlling the applicant, and demonstrating the applicant's legal, technical and other qualifications to be an FCC licensee. Nevertheless, there can be no assurance that the Company or any Licensed Incumbent will obtain all of the licenses or approvals necessary for the operation of the Company's business, the transfer of any license, or the modification of any facility, or that the FCC will not impose burdensome conditions or limitations on any such license or approval.

         Construction of Facilities and Channel Loading Requirements. Under the FCC's rules, the Company is required to have each licensed Part 101 facility constructed and "in operation" (i.e., capable of providing service), and to complete each authorized modification to an existing facility, within 18 months of the grant of the necessary license or approval. Failure to meet the FCC's timetable for construction or operation or to obtain an extension of said timetable will automatically cancel the underlying license or approval, to the detriment of the Company's ability to execute its business plan. A license or authorization will also lapse if, after construction and operation, the facility is removed or altered to render it non-operational for a period of 30 days or more. Similarly, the FCC's rules provide that, in the absence of the Company obtaining a waiver of such rule, any authorized Part 101 station that fails to transmit operational traffic during any 12 consecutive months after construction is complete is considered permanently discontinued under the FCC's rules, and its underlying license is forfeited. In addition, the FCC requires that a certain portion of the available channels on Part 101 digital systems be loaded with traffic within 30 months of licensing. There can be no assurance that the Company's Part 101 licenses will not lapse because of failure to meet the FCC's construction or channel loading benchmarks or to obtain an extension of such deadlines, or because of the Company's failure to comply with the FCC's requirements with respect to operational traffic.

         FCC License Renewal. The Part 101 licenses obtained by the Company or a Licensed Incumbent have been and will be issued for a term of 10 years, after which such licenses will have to be renewed by the filing of applications with the FCC. Although such renewals are typically granted routinely, there can be no assurance that necessary license renewals will be granted by the FCC.

         Provision of Common and Private Carrier Services. The Company's and Licensed Incumbents' Part 101 licenses allow the Company to sell excess capacity on its network to the customers targeted under the Company's business plan. Although the Part 101 licenses that the Company and Licensed Incumbents hold are designated for "common carriers," under the FCC's rules, a Part 101 licensee may provide both common carriage and private carriage over Part 101 facilities. The Company is currently offering, and expects to offer in the future, its services on a private carrier basis. The Company's private carrier services are essentially unregulated, while any common carrier offerings would be subject to additional regulations and reporting requirements including payment of additional fees and compliance with additional rules and regulations including that any such services must be offered pursuant to filed tariffs and non-discriminatory terms, rates and practices. There can be no assurance that the FCC will not find that some or all of the private carrier services offered by the Company are in fact common carrier services, and thus subject to such additional regulations and reporting requirements including the non-discrimination and tariff filing requirements imposed on common carriers, in which case the Company may be required to pay additional fees or adjust, modify or cease provision of certain of its services in order to comply with any such regulations, including offering such services on the same terms and conditions to all of those seeking such services, and pursuant to rates made public in tariff filings at the FCC.

         Foreign Ownership. As the licensee of facilities designated for common carriage, the Company is subject to Section 310(b)(4) of the Communications Act of 1934, as amended (the "Communications Act"), which by its terms restricts the holding company of an FCC common carrier licensee (the Company is such a holding company, because it expects to hold all FCC licenses indirectly, through subsidiaries) to a maximum of 25% foreign ownership and/or voting control. The FCC has determined that it will allow a higher level (up to 100%) on a blanket basis with respect to all common carrier licensees, but only for foreign ownership by citizens of, or companies organized under the laws of, World Trade Organization ("WTO") member countries. The FCC continues to apply the 25% foreign ownership limitation with respect to citizens or corporations of non-WTO nations.

         Although the Company is presently within the 25% foreign ownership limitation, there can be no assurance that, as a result of future financings, the Company will not exceed this limitation, in which case the Company would have to analyze its foreign ownership with respect to the WTO status of the nations with which the Company's foreign owners are associated. In addition, if any Incumbent elects to be a Licensed Incumbent on the portion of the Company's network relating to its system, such Licensed Incumbent would also be subject to such foreign ownership restrictions. If such analysis showed that the Company or any Licensed Incumbent had more than 25% foreign ownership from non-WTO member nations, the Company or such Licensed Incumbent, as the case may be, would have to seek a further ruling from the FCC and/or reduce its non-WTO foreign ownership. In the event that a Licensed Incumbent were to choose to hold the relevant Part 101 license itself, and not through a holding company, that Licensed Incumbent would be subject to Section 310(b)(3) of the Communications Act, which limits direct foreign ownership of FCC licenses to 20%. The FCC does not have discretion to waive this limitation, and there can be no assurance than such a Licensed Incumbent would not exceed the 20% limitation, in which case the Licensed Incumbent would be required to reduce its foreign ownership in order to obtain or retain its Part 101 license.

         State and Local Regulation. Although the Company expects to provide most of its services on an interstate basis, in those instances where the Company provides service on an intrastate basis, the Company may be required to obtain a certification to operate from state utility commissions in certain of the states where such intrastate services are provided, and may be required to file tariffs covering such intrastate services. In addition, the Company may be required to obtain authorizations from or notify such states with respect to certain transfers or issuances of capital stock of the Company. The Company does not expect any such state or local requirements to be burdensome; however, there can be no assurance that the Company will obtain all of the necessary state and local approvals and consents or that the failure to obtain such approvals and consents will not have a material adverse affect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that Incumbents will be able to obtain all necessary authorizations or permits from state or local authorities, or that state or local authorities will not impose burdensome taxes, requirements or conditions on the Incumbent or the Company.

         Radio Frequency Emission Concerns

         The use of wireless equipment may pose health risks to humans due to radio frequency ("RF") emissions from the radios and antennae. Any allegations of health risks, if proven, could result in liability on the part of the Company. The FCC recently adopted new guidelines and methods for evaluating the environmental effects of RF emissions from FCC regulated transmitters, including wireless antennae which are more stringent than those previously in effect. The FCC also incorporated into its rules provisions of the Communications Act which preempt state or local government regulation of wireless service facilities based on environmental effects, to the extent such facilities comply with the FCC's rules concerning such RF emissions. The Company cannot predict whether more stringent laws or regulations will be enacted in the future. Compliance with more stringent laws or regulations regarding RF emissions could in the future require material expenditures by the

Company which could have a material adverse effect on the Company's business, financial condition and results of operations.

Investment Company Act Considerations

         The Company has substantial cash, cash equivalents and short-term investments. The Company has invested and intends to invest the proceeds of its financing activities so as to preserve capital by investing primarily in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in the Company being treated as an "investment company" under the Investment Company Act of 1940 (the "1940 Act"). The 1940 Act requires the registration of, and imposes various substantive restrictions on, investment companies that are, or hold themselves out as being, engaged primarily, or propose to engage primarily in, the business of investing, reinvesting or trading in securities, or that fail certain statistical tests regarding the composition of assets and sources of income and are not primarily engaged in businesses other than investing, reinvesting, owning, holding or trading securities.

         The Company believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities and, therefore, is not an investment company within the meaning of the 1940 Act. If the Company were required to register as an investment company under the 1940 Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliated persons (as defined in the 1940 Act) and other matters. Application of the provisions of the 1940 Act to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable.

Part II.          Other Information

Item 1.    Legal Proceedings

                   None

Item 2.    Changes in Securities and Use of Proceeds

         On April 8, 1998, the Company completed the issuance and sale of 1,879,699 shares of Series C Preferred Stock at an aggregate price of $20.0 million. As of September 30, 1998, the Company had used these proceeds for the purchase of property and equipment, and to fund general corporate purposes.

Item 3.    Defaults Upon Senior Securities

                   None

Item 4.    Submission of Matters to a Vote of Security Holders

         On July 13, 1998 the Company solicited written consents from holders of its Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to (i) approve the proposed initial public offering of up to 5,390,625 shares of the Company's Common Stock (the "Initial Public Offering"), (ii) approval of the appointment of certain investment banking firms to act as the managers on behalf of the underwriters in connection with the Initial Public Offering, (iii) approval of certain amendments to the Company's Certificate of Incorporation, (iv) approval of certain amendments to the Company's Amended and Restated Bylaws, (v) approval of certain Board actions, including, but not limited to, a 2.9-for-one stock split with respect to all issued and outstanding shares of Common Stock outstanding as of August 3, 1998, (vi) consenting to the implementation of a 401K Plan, (vii) approval of an agreement between the Company and Bellcore,
(vii) approval of the contribution of certain of the Company's wireless assets to wholly owned subsidiaries of the Company, (viii) approval of certain new hires by the Company, (ix) ratification of certain stock option grants by the
Company, (x) ratification of the Fixed Point Microwave Services Agreement between the Company and KN Telecommunications, Inc., (xi) approval of the Lease between the Company and Richardson Investment Associates, Ltd., (xii) approval of the Amendment to the Lease between the Company and Independence Company Offices, (xiii) approval of the Amendment to the Lease between the Company and 6715 Kenilworth Avenue General Partnership and (xiv) approval of the expenditures and agreements required for the Dallas Office Fit Out. Effective July 24, 1998, the Company received written consents approving such proposals from holders representing and aggregate of 2,902,358 shares of Common Stock and an aggregate of 5,470,595 shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

Item 5.    Other Information

         (a)      Forward-Looking Statements

                  Certain statements in this Report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "expects," "may," "will," or "should" or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. All statements other than statements of historical facts in this Report, including, without limitation, such statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company or any of the transactions described in this Report or the timing, financing, strategies and effects of such transaction, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, those described in conjunction with the forward-looking statements in this Report, as well as, the amount of capital needed to deploy the Company's network; the Company's substantial leverage and its need to service its indebtedness; the restrictions imposed by the Company's current and possible future financing arrangements; the ability of the Company to successfully manage the cost effective and timely completion of its network and its ability to attract and retain customers for its services; the ability of the Company to retain and attract relationships with the incumbent owners of the telecommunications assets with which the Company expects to build its network; the Company's ability to retain and attract key management and other personnel as well as the Company's ability to manage the rapid expansion of its business and operations; the Company's ability to compete in the highly competitive telecommunications industry in terms of price, service, reliability and technology; the Company's dependence on the reliability of its network equipment, its reliance on key suppliers of network equipment and the risk that its technology will become obsolete or otherwise not economically viable and the Company's ability to conduct its business in a regulated environment. See
         "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors". The Company does not intend to update these forward-looking statements.

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit Index

         (b)      Reports on Form 8-K

                  On August 5, 1998, the Company filed a report on Form 8-K comprising items 5 and 7. The Report, dated August 3, 1998, gave notice of the adjustment of the exercise rate of the Company's warrants on account of a 2.9-for-1 stock split of the Company's Common Stock effected by a stock dividend paid to stockholders of record as of August 3, 1998. The Report also gave notice that the Company had decided not to include any Registrable Securities under the Warrant Registration Rights Agreement in the Initial Public Offering.



                  On September 18, 1998, the Company filed a report on Form 8-K comprising items 5 and 7. The Report, dated September 17, 1998, provided details of a press release issued by the Company in respect of a contract secured by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               PATHNET, INC.,
                                                          a Delaware corporation
                                                                (Registrant)



Date:    November 11, 1998           By:   /S/ RICHARD A.  JALKUT
                                           --------------------------
                                           Richard A. Jalkut
                                           President and Chief Executive Officer



Date:    November 11, 1998           By:   /S/ WILLIAM R. SMEDBERG, V
                                           -------------------------------
                                           William R. Smedberg, V
                                           Vice President, Finance
                                            (Principal Accounting &
                                              Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

  Exhibit No.     Description of Exhibit


  10.1 Amendment No. 1 to Fixed Point Microwave Services Agreement dated September 17, 1997, between PathNet, Inc. and KN Energy, Inc. *

  10.2 Amendment to License Agreement dated July 23, 1998 by and between Pathnet, Inc. and American Tower Corporation.

  27.1            Financial  Data  Schedule for the nine months ended  September
                  30, 1998.

  99.1            Press  release   dated   November  4,  1998   announcing  the
                  appointment of Bob Ferry as Chief Information Officer of the Company.

  99.2            Press   release  dated   November  10, 1998   announcing   the
                  Company's results for the third quarter of 1998.

  * - Portions of this document have been omitted pursuant to a request for confidential treatment.