Form 10-K
period 1998-09-30
PATHNET INC
filed 1999-03-18
CIK 1061148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998.

                                       OR

  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]

As of March 12, 1999 there were 2,903,324 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                                    Page


                                     PART I
Item 1          Business                                                             3
Item 2          Properties                                                           8
Item 3          Legal Proceedings                                                    9
Item 4          Submission of Matters to a Vote of Security Holders                  9

                                     PART II

Item 5          Market for Registrant's Common Equity and Related
                Stockholder Matters                                                 11
Item 6          Selected Consolidated Financial Data                                11
Item 7          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                 12
Item 7A         Quantitative and Qualitative Disclosures about Market Risk          31
Item 8          Financial Statements and Supplementary Data                         31
Item 9          Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                 31

                                    PART III

Item 10         Directors and Executive Officers of the Registrant                  32
Item 11         Executive Compensation                                              35
Item 12         Security Ownership of Certain Beneficial Owners and
                Management                                                          39
Item 13         Certain Relationships and Related Transactions                      41

                                     PART IV

Item 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K     45

Signatures                                                                          48

Index to Financial Statements                                                      F-1

          Certain statements in this Report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "expects," "may," "will," or "should" or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. All statements other than statements of historical facts in this Report, including, without limitation, such statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company or any of the transactions described in this Report or the timing, financing, strategies and effects of such transaction, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, those described in conjunction with the forward-looking statements in this Report, as well as the amount of capital needed to deploy the Company's network; the Company's substantial leverage and its need to service its indebtedness; the restrictions imposed by the Company's current and possible future financing arrangements; the ability of the Company to successfully manage the cost-effective and timely completion of its network and its ability to attract and retain customers for its products and services; the ability of the Company to implement its newly expanded business plan; the ability of the Company to retain and attract relationships with the incumbent owners of the telecommunications assets with which the Company expects to build its network; the ability of the Company to obtain and maintain rights-of-way for the deployment of its network; the Company's ability to retain and attract key management and other personnel as well as the Company's ability to manage the rapid expansion of its business and operations; the Company's ability to compete in the highly competitive telecommunications industry in terms of price, service, reliability and technology; the Company's dependence on the reliability of its network equipment, its reliance on key suppliers of network equipment and the risk that its technology will become obsolete or otherwise not economically viable; and the Company's ability to conduct its business in a regulated environment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." The Company does not intend to update these forward-looking statements.

PART I

ITEM 1.  BUSINESS

THE COMPANY

         Pathnet, Inc. ("Pathnet" or the "Company") was founded in 1995 and is a leading "carrier's carrier" providing high-quality, low-cost, digital telecommunications capacity to under-served and second- and third-tier U.S. markets. The Company's strategy is to partner with owners of telecommunications assets, including utility, pipeline and railroad companies ("Incumbents"), to upgrade and aggregate existing infrastructure to a state-of-the-art SONET network. The Company currently has approximately 2,000 route miles of completed network, approximately 5,000 route miles of network under construction and approximately 10,000 route miles of network under contract. The Company originally focused its network development efforts on wireless telecommunications technology.

However, as a result of customer demand and market opportunity, the Company expanded the scope of its existing wireless network business strategy in February 1999 to include fiber optic technology as part of the Company's overall digital telecommunications network. As a result, the Company is no longer limiting the development of its strategic network relationships to incumbents with wireless assets. The Company's expanded product line will enable it to deliver high bandwidth services as well as dark and dim fiber to inter-exchange carriers ("IXCs"), local exchange carriers, Internet service providers ("ISPs"), Regional Bell Operating Companies ("RBOCs"), cellular operators and resellers (collectively, "Telecom Service Providers"). The bandwidth and dark and dim fiber available on selected routes resulting from deployment of Pathnet's integrated network is intended to enable these Telecom Service Providers to (i) deliver advanced services to areas that are currently under-served by digital networks, (ii) aggregate traffic from cities in second- and third-tier markets and (iii) obtain dedicated network services in such markets. In addition, upon obtaining the requisite rights-of-way and other required permits and licenses, the Company will be able to offer customized builds to such Telecom Service Providers.

         The Company has held meetings with over 300 potential strategic partners who own telecommunications assets. As of December 31, 1998, nine of these entities have entered into ten binding agreements relating to the initial design and construction of approximately 10,000 route miles of digital network. Eight of these binding agreements are long-term Fixed Point Microwave Services Agreements ("FPM Agreements") with affiliates of Burlington Northern Santa Fe Railroad, Enron, Idaho Power Company, Northeast Missouri Electric Cooperative, Northern Indiana Public Service Company, Texaco and with two affiliates of KN Energy. The ninth agreement is a binding term sheet with American Tower Corporation, which controls certain telecommunications assets including certain assets divested by CSX Railroad, ARCO Pipeline and MCI WorldCom, Inc. ("MCI") to enable the Company to utilize tower assets and other facilities. The tenth agreement is a tower lease agreement with Titan Towers. In addition to deploying its wireless and fiber network to serve under-served and second- and third-tier markets by forming long-term relationships with strategic partners, the Company may pursue opportunities to acquire or deploy complementary telecommunications assets or technologies and to serve other markets. See "Risk Factors -- Risks of Completing the Company's Network; Market Acceptance."

PRODUCTS AND SERVICES

         The Company offers dedicated private line access for voice, data and video transmission in DS-1, DS-3 and OC-3 increments on the wireless portion of its network and will offer larger increments of dedicated private line access on the fiber portion of its network. In addition to bandwidth services, the Company plans to offer dark and dim fiber to customers. Management believes this flexibility together with the scope of the Company's integrated wireless and fiber network will appeal to a broad variety of customers.

         The Company also offers telecommunications project management, provisioning services and other customer services. The Company expects to employ a state-of-the-art operating support system capable of supporting on-line order entry and remote circuit provisioning. The Company also expects to employ information systems that permit customers to monitor network quality using benchmarks such as network uptime, mean time to repair, installation intervals, timeliness of billing and network operating center ("NOC") responsiveness. The Company expects that its state-of-the-art "NOC" will permit pro-active service monitoring and system management on a 24 hours per day, seven days per week basis. The Company expects to combine network management, billing and customer care on an integrated platform to offer its customers a single point of contact.

DEVELOPMENT OF THE COMPANY'S NETWORK

         The Company is in various stages of evaluating and negotiating several agreements and arrangements relating to the deployment of its network including, but not limited to, agreements to obtain rights-of-way, co-development and other partnering arrangements. There can be no assurance, however, that any of such potential relationships will result in binding agreements or that any of the transactions currently being evaluated will be consummated. See "Risk Factors-- Risks of Completing the Company's Network; Market Acceptance."

EQUIPMENT SUPPLY AGREEMENTS

         Pursuant to a Master Agreement entered into by the Company and NEC America, Inc. and it affiliates ("NEC") on August 8, 1997, as amended, the Company agreed to purchase from NEC by December 31, 2002 a total of $200 million worth of certain equipment, services and licensed software to be used by the Company in its network under pricing and payment terms that the Company believes are favorable based on the prices of comparable products in other markets. However, in the event the Company fails to purchase all of such equipment, NEC has reserved the right to withdraw such favorable pricing levels. NEC warrants the equipment against defects for three years and has agreed promptly to repair or replace defective equipment. NEC will also maintain for the Company's benefit, a stock of critical spare parts for up to 15 years. The Company's agreement with NEC provides for fixed prices during the first three years of its term. In addition, pursuant to a Purchase Agreement between Andrew Corporation ("Andrew") and the Company, the Company agreed exclusively to recommend to the Incumbents certain products manufactured by Andrew and Andrew agreed to sell such products to Incumbents and the Company for a three-year period, renewable for two additional one-year periods at the option of the Company. The Company's agreement with Andrew generally provides for discounted pricing based on projected order volume.

         Pursuant to a supply agreement entered into by the Company and Lucent Technologies ("Lucent") on December 18, 1998, the Company agreed that Lucent would be the Company's exclusive supplier of fiber optic cable for its nationwide, voice and data network. The agreement is initially valued at $440 million and could grow up to $2.1 billion over the life of the seven-year agreement. As part of the supply agreement, Lucent will provide a broad level of support, including fiber optic equipment, network planning and design and technical and marketing support. Certain material terms of the Company's agreements with Lucent are currently under review by Lucent and the Company. There can be no assurance that the transactions contemplated by this supply agreement will be consummated or consummated on the terms and conditions described above. Lucent has also agreed to provide equipment financing in connection with this supply agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Risk Factors - Reliance on Lucent - Lucent Agreements."

INTELLECTUAL PROPERTY

         The Company uses the name "Pathnet" as its primary business name and service mark and has registered that name with the United States Patent and Trademark Office. On February 26, 1998, the Company filed an application to register its service mark "A NETWORK OF OPPORTUNITIES" in the United States Patent and Trademark Office for communications services, namely establishing and operating a network through the use of fiber optic and high capacity digital radio equipment. Registration of such service mark is expected by the end of 1999. The Company reasonably believes that the application will mature to registration, but there can be no assurance that such registration will actually be issued.

         The Company relies upon a combination of licenses, confidentiality agreements and other contractual covenants to establish and protect its technology and other intellectual property rights. These rights are critical to certain aspects of the design, deployment and operation of the Company's network. The Company currently has no patents or patent applications pending. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other intellectual property. In addition, the Company depends on the use of intellectual property of others, including the hardware and software used to construct, operate and maintain its network. Although the Company believes that its business as currently conducted does not infringe on the valid proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that, in the event of an unfavorable ruling on such claim, a license or similar agreement to utilize technology relied upon by the Company in the conduct of its business will be available to the Company on reasonable terms. The Company's equipment supply contracts with Lucent, NEC and Andrew provide for indemnification by the supplier to the Company for intellectual property infringement claims regarding the suppliers' equipment. In the case of the agreement with Andrew, however, such indemnification is limited to the purchase price paid for the particular equipment.

CUSTOMERS AND SALES AND MARKETING STRATEGY

         The Company primarily targets Telecom Service Providers as well as smaller carriers and large end-users. The Company's marketing focus is to (i) offer capacity to fill gaps in its customers' networks, including dedicated network through the sale of dark fiber; (ii) provide alternative capacity to incumbent local exchange carriers ("ILECs"), and (iii) capture demand from Telecom Service Providers for the Company's products, including bandwidth services, as a lower cost provider. The Company markets its network to major IXCs such as AT&T Corp. ("AT&T"), MCI and Sprint Corporation ("Sprint") to satisfy their expanding network requirements. The Company expects that it will be well positioned to provide capacity to meet demand in diverse geographic areas.

         The Company believes there will be significant opportunities to market its capacity to RBOCs when they commence long distance service outside of their current service areas. The Company also plans to market the Company's network to RBOCs or other ILECs for use within their own service areas. The Company believes ILECs will be attracted to the Company's ability to provide supplemental capacity on a leased basis, permitting them to conserve capital and providing a low-cost redundancy alternative. The Company believes its network will allow RBOCs and ILECs to focus on larger cities while providing small communities within their service areas with broadband connectivity.

         The Company expects that mobile wireless operators will be attracted to the Company's ability to provide back haul capacity from remote network sites that connect its mobile switches with backbone transport capacity. The Company also intends to market its capacity to competitive access providers and competitive local exchange carriers ("CLECs") who can utilize the Company's network to interconnect various service areas on an intra-LATA and inter-LATA basis. Additionally the Company will market capacity to ISPs to facilitate the creation of additional points of presence ("POPs") for local dial-up connectivity to the ISPs' customer base, thereby eliminating the ISPs' dependence on IXCs for capacity.

         As of December 31, 1998, the Company was providing commercial telecommunications service to three customers with several additional customers awaiting installation. As the Company continues to deploy its nationwide network and expand its products and services to include dark and dim fiber as well as high bandwidth services, the Company expects that its customer base will materially grow. Although the Company currently derives some revenue from the sale of bandwidth services, the majority of the Company's revenues to date have been derived from construction management and advisory services. For a statement of the Company's revenue and operating results for each of the three years ended December 31, 1998, 1997 and 1996, see "Consolidated Statement of Operations."

COMPETITION

         The telecommunications industry is highly competitive. In particular, price competition in the carrier's carrier market has generally been intense and is expected to increase. The Company competes and expects to compete with numerous competitors who have substantially greater financial and technical resources, long-standing relationships with their customers and potential to subsidize competitive services from less competitive service revenues and from federal universal service subsidies. Such competitors may be operators of existing or newly deployed wireline or wireless telecommunications networks. The Company will also face intense competition due to an increased supply of telecommunications capacity, the effects of deregulation and the development of new technologies, including technologies that will increase the capacity of existing networks.

         The Company anticipates that prices for its carrier's carrier services will continue to decline over the next several years. The Company is aware that certain long distance carriers are expanding their capacity and believes that other long distance carriers, as well as potential new entrants to the industry, are constructing new long distance transmission networks in the United States. If industry capacity expansion results in capacity that exceeds overall demand along the Company's routes, severe additional pricing pressure could develop. As a result the Company could face dramatic and substantial price reductions. Such pricing pressure could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Risk Factors Competition; Pricing Pressures."

         While the Company generally will not compete with Telecom Service Providers for end-user customers, the Company may compete, on certain routes, as a carrier's carrier with long distance carriers such as AT&T, MCI and Sprint and operators of fiber optic systems such as IXC Communications, Inc., The Williams Companies Inc., Qwest Communications International Inc. and Level 3 Communications Inc., who would otherwise be the Company's customers in under-served and second- and third-tier markets. The Company will also face competition increasingly in the long haul market from local exchange carriers, regional network providers, resellers, satellite carriers, public utilities and cable companies. In particular, certain ILECs and CLECs are allowed to provide inter-LATA long distance services. Furthermore, RBOCs will be allowed to provide inter-LATA long distance services within their regions after meeting certain regulatory requirements intended to foster opportunities for local telephone competition. Certain RBOCs have requested regulatory approval to provide inter-LATA data services within their regions. The RBOCs already have extensive fiber optic cable, switching, and other network facilities in their respective regions that can be used for long distance services after a waiting period. In addition, other new competitors may build additional fiber capacity in the geographic areas served and to be served by the Company. See "Risk Factors --Competition; Pricing Pressures."

         Furthermore, although the Company believes its strategy will provide it with a cost advantage, there can be no assurance that technological developments will not result in competitors achieving even greater cost efficiency and therefore a competitive advantage. See "Risk Factors -- Risk of Rapid Technological Changes."

         A continuing trend toward business combinations and strategic alliances in the telecommunications industry may create stronger competitors to the Company, as the resulting firms and alliances are likely to have significant technological, marketing and financing resources greater than those available to the Company. See "Risk Factors -- Competition; Pricing Pressures."

EMPLOYEES

         As of December 31, 1998, the Company had 144 employees, none of whom was represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good. In connection with the construction and maintenance of its network and the conduct of its other operations, the Company uses third party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

ITEM 2.  PROPERTIES

         As part of its network, the Company holds leasehold interests or licenses in the land, towers, shelters and other facilities located at each Incumbent's sites at which the Company has an agreement and will have indefeasible rights to use, leasehold and other real estate interests pursuant to its agreements with independent tower companies owners of rights-of-way and other owners of telecommunications assets. The Company expects to lease, license and obtain additional real estate rights to additional facilities from
Incumbents, owners of rights-of-way and other owners of telecommunications assets in connection with the planned expansion of its digital network.

         The Company leases its corporate headquarters space in Washington, D.C. from 6715 Kenilworth Avenue General Partnership, a general partnership of which David Schaeffer, a director of the Company, is General Partner (the "Kenilworth Partnership"), pursuant to a Lease Agreement between the Company and the Kenilworth Partnership, dated as of August 9, 1997 (the "Headquarters Lease"). The Headquarters Lease expires on August 31, 1999 and can be renewed at the option of the Company for two additional one-year periods on the same terms and conditions. See "Certain Relationships and Related Transactions--Lease from the Kenilworth Partnership." The Company also leases office space in Richardson, Texas; Lewiston, Texas; and Independence, Kansas pursuant to leases that expire in 2003, 2001 and 2000, respectively.

         The Company believes that all of its properties are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

         Other than licensing and other regulatory proceedings described under "Risk Factors--Regulation," the Company is not currently a party to any legal proceedings, which, individually or in the aggregate, the Company believes will have a material adverse effect on the Company's financial condition, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, the Company held a special meeting of the Stockholders on October 20, 1998. At such meeting, the following matters were approved by holders of the Company's common stock, par value $.01 per share (the "Common Stock"), Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively the "Stockholders") voting together as a single class, by the votes indicated below:

(i) Approval of several agreements and arrangements made in the ordinary course of the Company's business: For 17,115,081 Against: 0 Abstain:
         1,651,992.

(ii)     Approval of the hiring certain new employees: For 17,115,081 Against: 0
         Abstain: 1,651,992.

         On December 2, 1998, the Company held a special meeting of the Stockholders where the following matters were approved by the Stockholders, voting together as a single class, by the votes indicated below:

(i)      Approval of a loan agreement with KN Energy:  For 14,671,900,  Against:
         0, Abstain: 4,095,173.

(ii) Approval of a three-way transaction with KN Energy, American Tower Corporation and the Company. For 14,671,900, Against: 0, Abstain:
         4,095,173.

(iii)    Approval of a Tower Lease Agreement with Titan Towers.  For 11,771,900,
         Against: 2,900,000, Abstain: 4,095,173.

(iv) Approval of a fleet leasing arrangement for automobile rentals. For 14,671,900, Against: 0, Abstain: 4,095,173.

(v) Approval of the grant of stock option awards to certain employees of the Company. For 14,399,344, Against: 0, Abstain: 4,367,729.

(vi) Approval of certain amendments to the Company's Certificate of Incorporation and Amended and Restated Bylaws of the Corporation. For 11,499,344, Against:2,900,000, Abstain: 4,367,729. See Exhibits 3.1 and
         3.2 attached to this Report.

         On December 7, 1998, the Company solicited written consents from the holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred

Stock (collectively, the "Preferred Stockholders") to (i) approve certain authorized signatories for the transfer and withdrawal of the Company's funds and (ii) to approve the payment of an invoice for legal services. Effective December 7, 1998, the Company received written consents approving such proposals from Preferred Stockholders representing 10,720,610 votes with Preferred Stockholders representing 5,144,105 votes abstaining.

         On December 18, 1998, the Company solicited written consents from the Preferred Stockholders to approve the supply agreement between the Company and Lucent and related Commitment Letter by and between the Company and Lucent signed on December 14, 1998 (the "Commitment Letter") setting forth the proposed terms of equipment financing by Lucent. See "Business -- Equipment Supply Agreements." Effective December 18, 1998, the Company received written consents approving such proposals from Preferred Stockholders representing 13,309,853 votes with Preferred Stockholders representing 2,554,862 votes abstaining.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company has authorized 60,000,000 shares of Common Stock for which there is no established public trading market. As of March 12, 1999, there were 3 record holders of the Company's Common Stock. As of December 31, 1998, stock option awards to purchase 2,885,883 shares of Common Stock were outstanding.

         Pathnet has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Further, the terms of the Indenture by and between the Company and The Bank of New York, dated April 8, 1998 (the "Indenture") relating to the Company's 12 1/4% Senior Notes due 2008 restrict the ability of the Company to pay dividends on the Common Stock, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in Note 11 to the Company's Financial Statements included in Item 14 elsewhere in this Annual Report on Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following consolidated balance sheet data as of December 31, 1997 and 1998 and statement of operations data for the twelve months ended December 31, 1996, 1997 and 1998 and the period August 25, 1995 (date of inception) to December 31, 1998, have been derived from the Company's financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K, which have been audited by PricewaterhouseCoopers LLP, independent accountants, as stated in their report included herein. Such summary statement of operations and balance sheet data should be read in conjunction with such audited financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following consolidated balance sheet data as of December 31, 1995 and 1996 and statements of operations data for the period August 25, 1995 (date of inception) to December 31, 1998 have been derived from the Company's audited financial statements which are not included in this Annual Report on Form 10-K, which have been audited by PricewaterhouseCoopers LLP.


                                                Period from                                             Period from
                                             August 25, 1995                                          August 25, 1995
                                                 (date of                                                 (date of
                                               inception) to                                            inception) to
                                               December 31,              Year Ended December 31,        December 31,
                                                  1995             1996          1997         1998           1998
                                               -----------   ------------  ------------  ------------  ------------
Statement of Operation Data:
Revenue ....................................   $      --     $      1,000  $    162,500  $  1,583,539  $  1,747,039
Operating expenses:
  Cost of revenue ..........................          --             --           --        7,547,620     7,547,620
  Selling, general and administrative ......       429,087      1,333,294     4,247,101     9,615,867    15,625,349
  Depreciation expense .....................           352          9,024        46,642       732,813       788,831
                                               -----------   ------------  ------------  ------------  ------------
Total operating expenses ...................       429,439      1,342,318     4,293,743    17,896,300    23,961,800
Net operating loss .........................      (429,439)    (1,341,318)   (4,131,243)  (16,312,761)  (22,214,761

Interest expense (a) .......................          --         (415,357)        --      (32,572,454)  (32,987,811

Interest income ............................         2,613         13,040       159,343    13,940,240    14,115,236
Write off of initial public offering costs .          --             --           --       (1,354,534)   (1,354,534)

Other income (expense), net ................          --             --          (5,500)        2,913        (2,587)
                                               -----------   ------------  ------------  ------------  ------------
Net loss ...................................   $  (426,826)  $  1,743,635) $ (3,977,400) $(36,296,596) $(42,444,457)
                                               ===========   ============  ============  ============  ============

Basic and diluted loss per common share ....   $     (0.15)  $      (0.60) $      (1.37) $     (12.51) $     (14.63)
                                               ===========   ============  ============  ============  ============
Weighted average number of common
   shares outstanding ......................     2,900,000      2,900,000     2,900,000     2,902,029     2,900,605
                                               ===========   ============  ============  ============  ============
Balance Sheet Data:
Cash, cash equivalents and marketable
   securities (excluding marketable
   securities pledged as collateral) .......   $    82,973    $ 2,318,037  $  7,831,384  $227,117,417
Property and equipment, net ................         8,551         46,180     7,207,094    47,971,336
Total assets ...............................        91,524      2,365,912    16,097,688   365,414,129
Total liabilities ..........................        17,350        145,016     5,892,918   366,492,370
Convertible preferred stock ................       500,000      4,008,367    15,969,641    35,969,639
Stockholders' equity (deficit) .............   $  (425,826)  $ (1,787,471) $ (5,764,871)  (37,047,880)

--------------------------

(a) The 1996 expense relates to the beneficial conversion feature of a loan at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company is a leading carrier's carrier providing high-quality, low-cost, digital telecommunications capacity to under-served and second- and third-tier U.S. markets.

         The Company's business commenced on August 25, 1995 and has been funded primarily through equity investments by the Company's stockholders and a private placement (the "Debt Offering") in April 1998 of 350,000 units (the "Units"), consisting of 12 1/4% Senior Notes (the "Restricted Notes") and warrants (the "Warrants") to purchase shares of Common Stock. On October 2, 1998, the Company completed an exchange (the "Exchange Offer") of all outstanding Restricted Notes for $350,000,000 aggregate principal amount of 12 1/4% Senior Notes due 2008 which have been registered under the

Securities Act of 1933, as amended (the "Registered Notes"). The Restricted Notes and the Registered Notes are collectively referred to herein as the "Senior Notes."

         Due to Pathnet's focus to date on developing its network, the majority of its revenues reflect certain consulting and project management services in connection with the design, development and construction of digital microwave infrastructure. The remaining portion of its revenues has resulted from the sale of bandwidth services along its network. The Company has also been engaged in the acquisition of telecommunications network equipment, the development of operating systems, the design and construction of the NOC, capital raising and the hiring of management and other key personnel. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses. See "Risk Factors - Substantial Leverage; Ability to Service Debt; Restrictive Covenants."

NETWORK-RELATED COSTS

         The limited incremental cost of operating and maintaining the wireless portion of Pathnet's network, as well as the financial support of Incumbents who will be responsible for a significant portion of such operating and maintenance costs, are expected to enable the Company to enjoy operating leverage with respect to the wireless portion of Pathnet's network. The Company expects to maintain similar operating leverage with respect to the fiber portion of its network through the use of co-development and partnering arrangements, however, there can be no assurance that the Company will be able to achieve these operating efficiencies through the use of these arrangements. The Company's primary network operating costs are expected to be the costs of maintenance, provisioning of new circuits, interconnection and operation of the NOC. See "Risk Factors - Risks of Completing the Company's Network; Market Acceptance; Risks Related to Expansion in Strategy; Need to Obtain and Maintain Rights of Way; Risks Relating to Interconnection."

COST OF OPERATIONS

         Pathnet will incur costs common to all telecommunications providers, including customer service and technical support, information systems, billing and collections, general management and overhead expenses. As a facilities-based carrier's carrier, the Company will differ from non-facilities-based Telecom Service Providers in the scope and complexity of systems supporting its business and network. The Company anticipates that the vast majority of its customers will be Telecom Service Providers purchasing wholesale private line transport capacity across multiple portions of the Company's network. As such, the Company believes that it will be able to maintain a relatively low ratio of overhead expenses to revenues compared to other Telecom Service Providers.

         Sales and Marketing Costs. To attract and retain customers for the Company's digital network, the Company has built a sales team that includes a direct national accounts sales force, a regional sales force and a sales force dedicated to alternate channels. In addition, the Company is assembling a centralized marketing organization to focus on product development, market analysis and pricing strategies, as well as customer communications, public relations, and branding.

         Administration Costs. The Company's general and administrative costs will include expenses typical of other telecommunications service providers, including infrastructure costs, customer care, billing, corporate administration, and human resources. The Company expects that these costs will grow significantly as it expands operations. See "Risk Factors
- Significant Capital Requirements; Uncertainty of Additional Financing."

DEPRECIATION AND AMORTIZATION

         Depreciation of the completed communications network commences when the network equipment is ready for its intended use and is computed using the straight-line method with estimated useful lives of network assets ranging between three to ten years. Depreciation of the office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are available for service. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred.

CAPITAL EXPENDITURES

         The Company's principal capital requirements for deployment of its wireless network include the costs of tower enhancement, site preparation work, base digital wireless equipment and incremental digital wireless equipment. The Company's goal is to leverage the assets of Incumbents to (i) reduce the capital costs associated with developing long haul, digital network capacity as compared to so-called "green field" network expansion and (ii) improve the Company's speed to market due to the elimination of site preparation activities, including local permitting, power connection, securing road access and rights-of-way and tower construction. The actual allocation of costs between the Company and each Incumbent has varied with each of the Company's agreements with Incumbents executed to date and is expected to vary, perhaps significantly, in the future on a case-by-case basis.

         The primary capital costs of deploying the Company's fiber network will include the costs of fiber, rights-of-way, installation and construction work and optronics equipment used in regeneration facilities and to "light" the fiber. The portion of these capital costs that will be borne by the Company or that will be defrayed by consummating dark fiber sales of any fiber network segment will be determined on a case-by-case basis as the Company evaluates and enters into co-development and other partnering arrangements to deploy its nationwide digital network.

BUSINESS DEVELOPMENT, CAPITAL EXPENDITURES AND ACQUISITIONS

         From inception through December 31, 1998, expenditures for property, plant and equipment, including construction in progress, totaled $48.8 million. In addition, the Company incurred significant other costs and expenses in the development of its business and has recorded cumulative losses from inception through December 31, 1998 of $42.4 million. See "Risk Factors--Limited History of Operations; Operating Losses and Negative Cash Flow."

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to continue to generate cash primarily from external financing and, as its network matures, from operating activities. The Company's primary uses of cash will be to fund capital expenditures, working capital and operations. Deployment of the Company's digital network and expansion of the Company's operations and services will require significant capital expenditures. Capital expenditures will be used primarily for continued development and construction of its network, implementing the Company's sales and marketing strategy and constructing and improving the Company's NOC.

         During the period from August 1995 through June 1997, the Company raised an aggregate of $6 million through the issuance and sale of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock in a series of private placements. See "Certain Relationships and Related Transactions - Series A Purchase Transactions" and -- "Series B Purchase Agreement" and Note 9 to the Company's Consolidated Financial Statements that appear elsewhere in this Annual Report on Form 10-K.

         On October 31, 1997, the Company consummated a private offering of 939,850 shares of Series C Convertible Preferred Stock for approximately $10 million, less issuance costs of $38,780. On April 8, 1998, the Company consummated an additional private offering of 1,879,699 shares of Series C Convertible Preferred Stock for an aggregate purchase price of approximately $20.0 million, bringing the total investment by the Company's private equity investors to $36.0 million.

         On April 8, 1998, the Company completed the Debt Offering resulting in net proceeds to the Company of approximately $339.5 million, after reduction for offering costs of approximately $10.5 million. In addition to the Senior Notes, as part of the Debt Offering, the Company issued Warrants to purchase an aggregate of 1,116,500 shares of Common Stock. The Company used approximately $81.1 million of the net proceeds of the Debt Offering to purchase securities (the "Pledged Securities") in an amount sufficient to provide for payment in full of the interest due on the Senior Notes through April 15, 2000. The Pledged Securities have been pledged as security for repayment of the Senior Notes. The Company made its first interest payment of approximately $22.3 million on October 15, 1998. The Indenture relating to the Senior Notes contains provisions restricting, among other things, the incurrence of additional indebtedness, the payment of dividends and the making of restricted payments, the sale of assets and the creation of liens.

         On September 2, 1998, the Company commenced the Exchange Offer to exchange all outstanding Restricted Notes for Registered Notes. The terms of the Registered Notes are identical in all material respects to the terms of the Restricted Notes, except that the Registered Notes have been registered under the Securities Act of 1933 and are generally freely transferable by holders thereof and are issued without any covenant upon the Company regarding registration under the Securities Act of 1933. The Exchange Offer expired on October 2, 1998 and all outstanding Restricted Notes were exchanged for Registered Notes.

         The net proceeds from the issuance of the Units (after purchasing the Pledged Securities) and the issuance and sale of the Series C Convertible Preferred Stock are being used for capital expenditures, working capital and general corporate purposes, including the funding of operating losses.

         On May 8, 1998, the Company filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission, relating to a proposed initial public offering of the Company's Common Stock (the "Initial Public Offering"). On August 13, 1998, the Company announced that it would postpone the Initial Public Offering due to general weakness in the capital markets. The timing and size of any future initial public offering of the Company's Common Stock are dependent on market conditions and there can be no assurance that the Initial Public Offering will be completed.

         As of December 31, 1998, the Company had capital commitments of approximately $28 million relating to telecommunications and transmission equipment. It is anticipated that these will be met with the current resources of the Company.

         As of December 31, 1998, the Company had approximately $227 million available for the funding of future operations. The Company expects these resources are sufficient to fund the implementation of the Company's business plan into 2000. After such time, the Company is expected to be required to procure additional financing which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity or debt securities. There can be no assurance the Company will be successful in raising sufficient capital or in obtaining such financing on terms acceptable to the Company. See "Risk Factors - Significant Capital Requirements; Uncertainty of Additional Financing."

         Pursuant to the Commitment Letter in connection with the supply agreement between Lucent and the Company, Lucent may provide financing of up to approximately $400 million for fiber purchases for the construction of the Company's network and may provide or arrange financing for future phases of such network. Under the terms of the Commitment Letter, the total amount of financing provided by Lucent will not exceed $1.8 billion of the $2.1 billion potential value of the supply agreement. Certain material terms of the Company's agreements with Lucent, including the terms of the Commitment Letter, are currently under review by Lucent and the Company. There can be no assurance that the transactions, including the financing contemplated by Commitment Letter, will be consummated or consummated on the terms described above. In addition, the Company may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions. See "Risk Factors Significant Capital Requirements; Uncertainty of Additional Financing."

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

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 WITH YEAR ENDED DECEMBER 31, 1997

         During the twelve months ended December 31, 1998, the Company continued to develop relationships with Incumbents, buildout its network and develop its infrastructure, including hiring key management personnel. The Company also began marketing and sales efforts, and hired Mr. Bennis to develop and execute its sales efforts and marketing plan.

         REVENUE

         Substantially all of the Company's revenues for the year ended December 31, 1998 consisted of fees received in connection with services provided to Incumbents, including analysis of existing facilities and system performance, advisory services relating to PCS relocation matters, and turnkey network construction management services. The Company expects substantially all future revenue to be generated from the sale of telecommunications services. For the year ended December 31, 1998 the Company generated revenues of approximately $1.6 million, approximately $1.4 million (89.6%) of which were attributable to fees received in connection with the continued performance of construction management services primarily from one customer, and approximately $165,000 (10.4%) were attributable to the sale of telecommunications capacity. For the year ended December 31, 1997, the Company generated revenues of approximately $162,500 derived from construction management and advisory services.

         OPERATING EXPENSES

         For the year ended December 31, 1998 and 1997, the Company incurred operating expenses of approximately $17.9 million and $4.3 million, respectively. The increase is primarily as a result of the increased activity in the buildout of the Company's network and additional staff costs incurred as part the development of the Company's infrastructure. The Company expects selling, general and administrative expenses to continue to increase as additional staff is added in all functional areas, particularly in sales and marketing. Cost of revenue reflects direct costs associated with performance of construction, management services and costs incurred in connection with the provision of telecommunications services. Cost of revenue reflects direct costs associated with performance of construction management services and costs incurred for telecommunications services such as network operations, network interconnections and provisioning of capacity for customers. These costs include salaries and other employee expenses of the new employees hired during the second quarter to staff the NOC, costs for leased telecommunications capacity used to monitor the network, maintenance fees paid to Incumbents and other overhead expenses.

         INTEREST EXPENSE

         Interest expense for the year ended December 31, 1998 was approximately $32.6 million. Interest expense primarily represents interest on the Senior Notes issued in April 1998 together with financing costs associated with obtaining debt financing arrangements and the amortization expense related to bond issuance costs in respect of the Senior Notes. The Company did not incur an interest expense during 1997.

         INTEREST INCOME

         Interest income for the year ended December 31, 1998 and 1997 was approximately $13.9 million and $159,300, respectively. This increase primarily represents interest earned on the proceeds of the Senior Notes issued in April 1998.

         INITIAL PUBLIC OFFERING COSTS

         During the third quarter of 1998, the Company recorded a one-time write off of costs of approximately $1.3 million, associated with the postponed Initial Public Offering of the Company's Common Stock. These costs consisted primarily of legal and accounting fees, printing costs, and Securities and Exchange Commission and Nasdaq Stock Market fees.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 WITH YEAR ENDED DECEMBER 31, 1996

         During the year ended December 31, 1997, the Company initiated construction on the first segment of its network, and additional engineering and management personnel were recruited, including Mr. Jalkut. The Company's principal activity through the third quarter of 1996 involved the introduction of its business plan to Incumbents. As the Company began to enter into formal relationships with Incumbents in 1996, additional engineering, legal, and financial personnel were recruited to support the increased workflow and to negotiate Incumbent contracts.

         REVENUE

         In establishing relationships with Incumbents, the Company acted as a provider of services for transitioning the Incumbents from their old network systems onto the Company's network. These services included analysis of existing facilities and system performance, advisory services relating to PCS relocation matters, and turnkey network construction management. Revenues for the year ended December 31, 1997 consisted of $100,000 derived from construction management services and $62,500 from PCS relocation advisory services as compared with revenues for the year ended December 31, 1996 of $1,000 generated from PCS relocation advisory services.

         OPERATING EXPENSES

         For the year ended December 31, 1997, the Company incurred operating expenses of approximately $4.3 million compared to operating expenses of $1.3 million for the year ended December 31, 1996. This increase was directly related to an increase in selling, general and administrative expenses as the Company expanded its engineering, technical, legal, finance, and general management personnel in connection with the continued signing of new Incumbent agreements and the ongoing construction of the Company's network.

YEAR 2000

         The Year 2000 issue exists because many computer systems and software applications use two digits rather than four digits to designate an applicable year. As a result, the systems and applications may not properly recognize the Year 2000, or process data that includes that date, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

         In the fourth quarter of 1998, the Company began a corporate-wide program to ready its technology systems and non-technology systems and software applications for the Year 2000. The Company's objective is to target Year 2000 compliance for all of its systems, including network and customer interfacing systems. Due to the development stage status of the Company, few legacy systems or applications exist. However, the Company is identifying all of its systems and applications that may need to be modified or reprogrammed in order to achieve Year 2000 compliance.

         As part of its Year 2000 plan, the Company is seeking confirmation from its communications equipment vendors and other suppliers, financial institutions and customers that their systems will be Year 2000 compliant. There can be no assurance that the systems of companies with which the Company does business will be Year 2000 compliant. If the vendors important to the Company fail to provide needed products and services, the Company's network buildout and operations could be affected and thereby have a material adverse effect on the Company's results of operations, liquidity and financial condition. Moreover, to the extent that significant customers are not Year 2000 compliant and that affects their network needs, the Company's sales could be lower than otherwise anticipated.

         The Company does not believe its expenditures to implement its Year 2000 strategy will be material. Because its existing systems are relatively new, it does not expect that it will have to replace any of its systems. To the extent it would have to replace a significant portion of its technology systems, its expenditures could have material adverse effect on the Company. The Company has hired an outside consultant to assist it with its Year 2000 compliance, but the Company has relied primarily on its existing employees to develop and implement its Year 2000 compliance strategy. As a result, its expenditures to ensure Year 2000 compliance have not been material to date. The Company expects to continue to use existing employees for the significant part of its Year 2000 compliance efforts in the future.

         The Company does not currently have a contingency plan in the event that it or its suppliers or customers are not Year 2000 compliant. However, the Company expects to develop a contingency plan to deal with potential Year 2000 related business interruptions.

RISK FACTORS

         LIMITED HISTORY OF OPERATIONS; OPERATING LOSSES AND NEGATIVE CASH FLOW

         The Company was formed in August 1995 to begin development of its digital network. As of December 31, 1998, the Company had completed approximately 2,000 route miles of network, an additional approximately 5,000 route miles of network are under construction and approximately 10,000 route miles of network are under contract. In addition, the Company was only providing commercial telecommunications service to three customers with several additional customers awaiting installation. There can be no assurance that the Company will enter into any additional contracts with Incumbents or other owners of telecommunications assets to obtain rights-of-way or rights to sites, towers and other assets for the construction of additional network or with customers for the purchase and sale of bandwidth services or dark or dim fiber. As a result of development and operating expenses, the Company has incurred significant operating and net losses to date. The Company's operations have resulted in cumulative net losses of $42.4 million and cumulative net losses before interest income (expense) and income tax benefit of $23.6 million from inception in 1995 through December 31, 1998.

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

         SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT; RESTRICTIVE COVENANTS

         The Company is highly leveraged. As of December 31, 1998, the Company had $346.2 million of indebtedness outstanding. The Company will likely incur substantial additional indebtedness (including secured indebtedness) for the development of its network and other capital and operating requirements. The level of the Company's indebtedness could adversely affect the Company in a number of ways. For example, (i) the ability of the Company to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (ii) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business; (iii) the Company will be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; (iv) the Company's degree of indebtedness may make it more vulnerable to a downturn in its business or the economy generally; (v) the terms of the existing and future indebtedness restrict, or may restrict, the payment of dividends by the Company; and (vi) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes.

         The Indenture relating to the Senior Notes and certain of the Company's agreements with Incumbents contain, or will contain, restrictions on the Company and its subsidiaries that will affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to create liens, make investments, pay dividends and make certain other restricted payments, issue stock of subsidiaries, consolidate, merge, sell assets and incur additional indebtedness. There can be no assurance that such covenants and restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

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

         SIGNIFICANT CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FINANCING

         Deployment of the Company's network and expansion of the Company's operations and services will require significant capital expenditures, primarily for continued development and construction of its network and implementation of the Company's sales and marketing strategy. The Company will need to seek additional financing to fund capital expenditures and working capital to expand its network further. The Company may also require additional capital for activities complementary to its currently planned businesses.

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

         There can be no assurance that the Company will be successful in raising additional capital or on terms that it will consider acceptable, that the terms of such indebtedness or other capital will not impair the Company's ability to develop its business or that all available capital will be sufficient to service its indebtedness. Sources of additional capital may include equipment financing facilities and public and private equity and debt financing. Failure to raise sufficient funds may require the Company to modify, delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS OF COMPLETING THE COMPANY'S NETWORK; MARKET ACCEPTANCE

         The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost-effective completion of its network, as well as on selling a substantial amount of its products, including bandwidth services. The successful completion of the Company's network may be affected by a variety of factors, uncertainties and contingencies, many of which are beyond the Company's control. The Company has gained experience in budgeting and scheduling as it has completed segments of its network, and although the Company believes that its cost estimates and buildout schedules relating to the currently planned portions of its network are reasonable, only approximately 2,000 route miles under contract have been completed as of December 31, 1998. There can be no assurance that the Company's network will be completed as planned at the cost and within the time frame currently estimated, if at all. In addition, although the Company recently began providing commercial telecommunications service to three customers with several additional customers awaiting installation, there can be no assurances that the Company will attract additional purchasers of its products, including bandwidth services.

         The successful and timely construction of the Company's network will depend upon, among other things, the Company's ability to (i) obtain substantial amounts of additional capital and financing at reasonable cost and on satisfactory terms and conditions, (ii) manage effectively and efficiently the construction of its network, (iii) enter into agreements with Incumbents and other owners of telecommunications assets that will enable the Company to leverage the assets of Incumbents and of other owners of telecommunications assets, (iv) access markets and enter into customer contracts to sell bandwidth services and other products on its network, (v) integrate successfully such networks and associated rights acquired in connection with the development of the Company's network, including cost-effective interconnections, (vi) obtain necessary Federal Communication Commission ("FCC") licenses and other approvals and (vii) obtain adequate rights-of-way and other property rights necessary to install and operate the fiber portions of the Company's network. Successful construction of the Company's network also will depend upon the timely performance by third party contractors of their obligations. There can be no assurance that the Company will achieve any or all of these objectives. Any failure by the Company to accomplish these objectives may have a material adverse affect on the

Company's business, financial condition and results of operations.

         The development of the Company's network and the expansion of the Company's business may involve acquisitions of other telecommunications businesses and assets or implementation of other technologies either in lieu of or as a supplement to the technologies contemplated by the Company's current business plan. In addition, the Company may enter into relationships with Telecom Service Providers or other entities to manage existing assets or to deploy alternative telecommunications technologies. Furthermore, the Company may seek to serve markets which are not under-served or second- or third-tier and which may present differing market risks (including as to pricing and competition). If pursued, these opportunities could require additional financing, impose additional risks (such as increased or different competition, additional regulatory burdens and network economics different from those described elsewhere herein) and could divert the resources and management time of the Company. There can be no assurance that any such opportunity, if pursued, could be successfully integrated into the Company's operations or that any such opportunity would perform as expected. Furthermore, as the Company builds out its network, there can be no assurance that the Company will enter into agreements with the best-suited Incumbents or such other owners of telecommunications assets, as the case may be. Moreover, there can be no assurance that the resulting network will match or be responsive to the demand for telecommunications capacity or will maximize the possible revenue to be earned by the Company. There can be no assurance the Company will be able to develop and expand its business and enter new markets as currently planned.
Failure of the Company to implement its expansion and growth strategy successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS RELATED TO EXPANSION IN STRATEGY.

         On February 3, 1999, the Company announced it had expanded its business strategy to include construction and deployment of digital networks using both wireless and fiber optic technologies. The Company has limited experience in designing and budgeting, deploying, operating and maintaining a fiber network. In addition, the Company could encounter customers with preferences in employing one technology over another. There can be no assurance the Company will effectively design and budget, deploy, operate or maintain such facilities or that it will be able to address such potential customer preferences. Further, there can be no assurance that the fiber network deployed by the Company will provide the expected functionality.

         To the extent that the Company enters into co-development or other partnering arrangements where the Company's partner has primary responsibility for key network development matters such as perfecting rights-of-way or project management, there can be no assurance that such partners will perform such tasks adequately or that any failures in such performance will not adversely effect the Company's financial condition, business or results of operations.

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

         The Company does not typically expect to own the underlying sites and facilities upon which the wireless portion of its network is deployed. Instead, the Company has entered into and expects to enter into long-term relationships with Incumbents whereby each such Incumbent agrees to grant to the Company a leasehold interest in or a similar right to use such Incumbent's facilities and infrastructure as is required for the Company to deploy its network. In some cases, system assets may be held by subsidiaries in which both the Company and the Incumbent own an interest. As a result, the Company will depend on the facilities and infrastructure of its Incumbents for the operation of its business. Long-term relationships with Incumbents may expire or terminate if the Company does not satisfy certain performance targets with respect to sales of telecommunications capacity or fails to commission an initial communications system within specified time periods. In such cases, certain equipment relating to the initial communications system will be transferred to the Incumbent. Any such expiration of a relationship with an Incumbent, and the resulting loss of use of the corresponding system and opportunity to utilize such segment of its network, could result in the Company not being able to recoup its initial capital expenditure with respect to such segment and could have a material adverse effect on the business and financial condition of the Company. In addition, such a loss under certain circumstances could result in an event of default under the Company's debt financings. There can be no assurance that the Company will continue to have access to such Incumbent's sites and facilities after the expiration of such agreements or in the event that an Incumbent elects to terminate its agreement with the Company. If such an agreement were terminated or expire and the Company were forced to remove or abandon a significant portion of its network, such termination or expiration, as the case may be, could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The Company expects to rely significantly on its Incumbents for the maintenance and provisioning of circuits on the wireless portion of its network. The Company has entered into maintenance agreements with six Incumbents and expects to enter into agreements with additional Incumbents pursuant to which, among other things, the Company will pay the Incumbent a monthly maintenance fee and a provisioning services fee in exchange for such Incumbent providing maintenance and provisioning services for that portion of the Company's network that primarily resides along such Incumbent's system. Failure by the Company to enter successfully into similar agreements with other Incumbents or the cancellation or non-renewal of any of such existing agreements could have a material adverse effect on the Company's business. To the extent the Company is unable to establish similar arrangements in new markets with additional Incumbents or establish replacement arrangements on systems where a maintenance agreement with a particular Incumbent is canceled or not renewed, the Company may be required to maintain its network and provision circuits on its network through establishment of its own maintenance and provisioning workforce or by outsourcing maintenance and provisioning to a third party. The Company's operating costs under these conditions may increase.

         NEED TO OBTAIN AND MAINTAIN RIGHTS-OF-WAY.

         The Company expects to obtain easements, rights-of-way, franchises and licenses from various private parties, ILECs, utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities in order to construct and maintain its fiber optic network. If the Company were to acquire right-of-way directly from a governmental authority, it would be directly affected by state and local law. To the extent that the Company obtains rights-of-way from others, it would be indirectly affected by state and local law. There is a possibility that disputes may arise with the licensing authority or a competitor, the result of which may favor a competitor of the Company. Such disputes could impose legal and administrative costs on the Company, including out-of-pocket expenses and lost market opportunity because of delays. Further, the Company may be subject to franchise fees imposed by state and local governments. In addition, the Company may require pole attachment agreements with utilities and ILECs to operate existing and future networks, and there can be no assurance that such agreements will be obtained on reasonable terms.

         There can be no assurance that the Company will be able to obtain and maintain the additional rights and permits needed to build its fiber optic network and otherwise implement its business plan on acceptable terms. The failure to enter into and maintain required arrangements for the Company's network could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that, once obtained, the Company will continue to have access to existing rights-of-way and franchises after the expiration of such agreements. If a franchise, license or lease agreement were terminated and the Company were forced to remove or abandon a significant portion of its network, such termination could have a material adverse effect on the Company.

         MANAGEMENT OF GROWTH AND RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS, STRATEGIC ALLIANCES AND JOINT VENTURES.

         The Company's expanded business plan may, if successfully implemented, result in rapid expansion of its operations. Rapid expansion of the Company's operations may place a significant strain on the Company's management, financial and other resources. The Company's ability to manage future growth, should it occur, will depend upon its ability to monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and expand significantly the Company's internal management, technical, information and accounting systems and to attract and retain additional qualified personnel. Furthermore, as the Company's business develops and expands, the Company will need additional facilities for its growing workforce. There can be no assurance that the Company will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the employees and management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry which is subject to regulatory change. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The Company believes that a part of its future growth may come from the formation of strategic alliances with other telecommunications companies designed to assist and accelerate the building of the Company's digital network to provide services to customers of the Company which are complementary to those provided by the Company. The Company intends to pursue joint ventures with, or acquisitions of, companies that have an existing network infrastructure or customer base in order to increase the Company's penetration of its markets or accelerate entry into new markets. Limitations under the Indenture may significantly limit the Company's ability to make acquisitions and to incur indebtedness in connection with acquisitions. Such transactions commonly involve certain risks, including, among others: the difficulty of assimilating the acquired operations and personnel; the potential disruption of the Company's ongoing business and diversion of resources and management time; the possible inability of management to maintain uniform standards, controls, procedures and policies; the risks of entering markets in which the Company has little or no direct prior experience; and the potential impairment of relationships with employees or customers as a result of changes in management. There can be no assurance that any acquisition or joint venture will be made, that the Company will be able to obtain additional financing needed to finance such acquisitions and joint ventures and, if any acquisitions are so made, that the acquired business will be successfully integrated into the Company's operations or that the acquired business will perform as expected. The Company has no definitive agreement with respect to any acquisition, although it has had discussions with other companies and will continue to assess opportunities on an ongoing basis.

         DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

         The success of the Company will depend to a significant extent upon the abilities and continued efforts of its senior management, particularly members of its senior management team, including Richard A. Jalkut, President and Chief Executive Officer, Kevin J. Bennis, Executive Vice President serving as President of the Company's Communications Services Division, William R. Smedberg V, Executive Vice President, Corporate Development, and Michael L. Brooks, Vice President of Network Development. Other than its Employment Agreement with Richard A. Jalkut, the Company does not have any employment agreements with, nor does the Company maintain "key man" insurance on, these employees. The loss of the services of any such individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will also depend, in part, upon the Company's ability to identify, hire and retain additional key management personnel, including the senior management, who are also being sought by other businesses. Competition for qualified personnel in the telecommunications industry is intense. The inability to identify, hire and retain such personnel could have a material adverse effect on the Company's results of operations.

         COMPETITION; PRICING PRESSURES

         The telecommunications industry is highly competitive. In particular, price competition in the carrier's carrier market has generally been intense and is expected to increase. The Company competes and expects to compete with numerous competitors who have substantially greater financial and technical resources, long-standing relationships with their customers and potential to subsidize competitive services from less competitive service revenues and from federal universal service subsidies. Such competitors may be operators of existing or newly deployed wireline or wireless telecommunications networks. The Company will also face intense competition due to an increased supply of telecommunications capacity, the effects of deregulation and the development of new technologies, including technologies that will increase the capacity of existing networks. See "Business - Competition."

         RELIANCE ON EQUIPMENT SUPPLIERS FOR THE WIRELESS PORTION OF THE COMPANY'S NETWORK

         The Company currently purchases most of its telecommunications equipment pursuant to an agreement with NEC from whom the Company has agreed to purchase $200 million of equipment by December 31, 2002 and has entered into an equipment purchase agreement with Andrew. Any reduction or interruption in supply from either supplier or any increase in prices for such equipment could have a disruptive effect on the Company. Currently NEC and Northern Telecom Ltd. are the only manufacturers of SONET radios that are compatible with the Company's proposed system design and reliability standards relating to the wireless portion of its network, although Harris Corporation and Alcatel Alsthom Compagnie Generale d'Electricite SA are in the process of developing and testing similar and compatible products. Further, the Company does not manufacture, nor does it have the capability to manufacture, any of the telecommunications equipment used on its network. As a result, the failure of the Company to procure sufficient equipment at reasonable prices and in a timely manner could adversely affect the Company's successful deployment of its network and results of operations.

         RELIANCE ON LUCENT; LUCENT AGREEMENTS.

         The Company and Lucent have entered into a supply agreement under which Lucent will provide and will deploy personnel to assist in, among other things, the design and marketing of the Company's network. Any failure or inability by Lucent to perform these functions could cause delays or additional costs in providing services to customers and building out the Company's network in specific markets. Any such failure could materially and adversely affect the Company's financial condition, business and results of operations.

         The Company and Lucent have entered into the Commitment Letter which is contingent upon various conditions, including the execution of a definitive financing agreement, compliance with financial covenants, completion of due diligence and the absence of any material adverse change in the Company. There can be no assurance that a definitive agreement will be executed with respect to the financing contemplated by the Commitment Letter or that the financing contemplated by the Commitment Letter will be consummated. Any failure to consummate the financing contemplated by the Commitment Letter could materially and adversely effect the Company's financial condition, business and results of operations.

         TECHNICAL LIMITATIONS OF THE WIRELESS NETWORK

         The Company will not be able to offer route diversity until such time as it has completed a substantial portion of its mature network. In addition, the wireless portion of the Company's network requires a direct line of sight between two antennae (each such interval comprising a "path") which is subject to distance limitations, freespace fade, multipath fade and rain attenuation. In order to meet industry standards for reliability, the maximum length of a single path similar to those being designed by the Company is generally limited to 40 miles and, as a result, intermediate sites in the form of back-to-back terminals or repeaters are required to permit digital wireless transmission beyond this limit based on the climate and topographic conditions of each path. In the absence of a direct line of sight, additional sites may be required to circumvent obstacles, such as tall buildings in urban areas or mountains in rural areas. Topographic conditions of a path and climate can cause reflections of signals from the ground, which can affect the transmission quality of digital wireless services. In addition, in areas of heavy rainfall, the intensity of rainfall and the size of the raindrops can affect the transmission quality of digital wireless services. Paths in these areas are engineered for shorter distances to maintain transmission quality and use space diversity, frequency diversity, adaptive power control and forward error correction to minimize transmission errors. The use of additional sites and shorter paths to overcome obstructions, multipath fade or rain attenuation will increase the Company's capital costs. While these increased costs may not be significant in all cases, such costs may render digital wireless services uneconomical in certain circumstances.

         Due to line of sight limitations, the Company currently installs its antennae on towers, the rooftops of buildings or other tall structures. Line of sight and distance limitations generally do not present problems because Incumbents have already selected, developed and constructed unobstructed transmission sites. In certain instances, however, the additional frequencies required for the excess capacity to be installed by the Company may not be available from Incumbents' existing sites. In these instances, the Company generally expects to use other developed sites already owned or leased by such Incumbent. In some instances, however, the Company has encountered, and may in the future encounter, line of sight, frequency blockage and distance limitations that cannot be solved economically. While the effect on the financial condition and results of operations of the Company resulting from such cases has been minimal to date, there can be no assurance that such limitations will not be encountered more frequently as the Company expands its network. Such limitations may have a material adverse effect on the Company's future development costs and results of operations. In addition, the current lack of compression applications for wireless technology limits the Company's ability to increase capacity on the wireless portion of its network without significant capital expenditures for additional equipment.

         RISKS RELATING TO INTERCONNECTION

         In order to obtain the necessary access to install its radios, antennae and other equipment required for interconnection of the Company's network to the public switched telephone network or to POPs of the Company's customers, the Company must acquire the necessary rights and enter into the arrangements to secure such interconnections and deploy and operate such interconnection equipment. There can be no assurance that the Company will succeed in obtaining the rights necessary to secure such interconnections and to deploy its interconnection equipment in its market areas on acceptable terms, if at all, or that delays in or terms for obtaining such rights will not have a material adverse effect on the Company's development or results of operations.

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

         RISK OF RAPID TECHNOLOGICAL CHANGES

         The telecommunications industry is subject to rapid and significant changes in technology. Although the Company has expanded its business plan to include fiber optic technologies, which may diversify the Company's exposure to the risk of such technological changes, their effect on the business of the Company cannot be predicted. There can be no assurance that (i) the Company's network will not be economically or technically outmoded by technology or services now existing or developed and implemented in the future, (ii) the Company will have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings or (iii) the cost of the equipment used on its network will decline as rapidly as that of competitive alternatives. The occurrence of any of the foregoing events may have a material adverse effect on the operations of the Company.

         REGULATION

         RISKS RELATING TO REGULATION OF WIRELESS NETWORK. The Company's arrangements with Incumbents contemplate that the wireless portion of the Company's digital network will provide largely "common carrier fixed point-to-point microwave" telecommunications services under Part 101 ("Part 101") of the rules of the FCC, which services are subject to regulation by federal, state and local governmental agencies. Changes in existing federal, state or local laws and regulations, including those relating to the provision of Part 101 telecommunications services, any failure or significant delay in obtaining (or complying with the terms of) necessary licenses, permits or renewals, or any expansion of the Company's business that subjects the Company to additional regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations.

         FCC LICENSE REQUIREMENTS. Prior to applying to the FCC for authorization to use portions of the 6 GHz band, the Company must coordinate its use of the frequency with any existing licensees, permittees, and applicants in the same area whose facilities could be subject to interference as a result of the Company's proposed use of the spectrum. There can be no assurance in any particular case that the Company will not encounter other entities and proposed uses of the desired spectrum that would interfere with the Company's planned use, and that the Company will be able to coordinate successfully such usage with such entities. In addition, as part of the requirements of obtaining a Part 101 license, the FCC requires the Company to demonstrate the site owner's compliance with the reporting, notification and technical requirements of the Federal Aviation Administration ("FAA") with respect to the construction, installation, location, lighting and painting of transmitter towers and antennae, such as those to be used by the Company in the operation of its network. Furthermore, in order to obtain the Part 101 licenses necessary for the operation of its network, the Company, and in some cases Incumbents, must file applications with the FCC for such licenses and demonstrate compliance with routine technical and legal qualification to be an FCC licensee. The Company must also obtain FCC authorization before transferring control of any of its licenses or making certain modifications to a licensed facility. There can be no assurance that the Company or any Incumbent who desires to be the licensee with respect to its portion of the Company's network will obtain all of the licenses or approvals necessary for the operation of the Company's business, the transfer of any license, or the modification of any facility, or that the FCC will not impose burdensome conditions or limitations on any such license or approval.

         RISKS RELATING TO REGULATION OF FIBER NETWORK. Pursuant to the interconnection provisions of the Telecommunications Act of 1996 (the "1996 Telecom Act"), the FCC identified a minimum list of unbundled network elements that ILECs must make available to other telecommunications carriers. The FCC declined to include incumbent ILECs' dark fiber in this list, finding that it did not have adequate information to determine whether dark fiber qualifies as a network element. The FCC indicated that is would continue to review or revise its rules regarding unbundled network elements as necessary. State commissions, however, have the authority to impose additional unbundling requirements so long as the requirements are consistent with the 1996 Telecom Act and the FCC's requirements, which could include requiring incumbent ILECs to unbundle their dark fiber.

         In the recent Supreme Court decision regarding the FCC's interconnection and unbundling rules, the Supreme Court vacated the FCC's rule establishing the list of unbundled network elements. The Supreme Court found that the FCC had not interpreted the terms of the 1996 Telecom Act regarding an incumbent ILEC's duty to provide network elements in a reasonable fashion. The Supreme Court found that the FCC had given telecommunications carriers blanket access to unbundled network elements. The statute, however, limits telecommunications carriers' access to network elements to those that are "necessary" or to those where failure to have access would "impair the ability of the telecommunications carrier" to provide services it seeks to offer. The FCC plans to commence a rulemaking proceeding to adopt new requirements regarding unbundled network elements that properly consider the "necessary and impair" standard in the 1996 Telecom Act.

         A decision by the FCC or states to require unbundling of incumbent ILECs' dark fiber could increase the supply of dark fiber and decrease demand for the Company's dark fiber, and thereby have an adverse effect on the Company' business, financial condition and results of operations.

         GENERAL

         PROVISION OF COMMON AND PRIVATE CARRIER SERVICES. The Company is currently offering, and expects to offer in the future, its services on a private carrier basis. The Company's private carrier services are essentially unregulated, while any common carrier offerings would be subject to additional regulations and reporting requirements including payment of additional fees and compliance with additional rules and regulations including that any such services must be offered pursuant to filed tariffs and non-discriminatory terms, rates and practices. There can be no assurance that the FCC will not find that some or all of the private carrier services offered by the Company are in fact common carrier services, and thus subject to such additional regulations and reporting requirements including the non-discrimination and tariff filing requirements imposed on common carriers, in which case the Company may be required to pay additional fees or adjust, modify or cease provision of certain of its services in order to comply with any such regulations, including offering such services on the same terms and conditions to all of those seeking such services, and pursuant to rates made public in tariff filings at the FCC.

         FOREIGN OWNERSHIP. As the licensee of facilities designated for common carriage, the Company is subject to Section 310(b)(4) of the Communications Act of 1934, as amended (the "Communications Act"), which by its terms restricts the holding company of an FCC common carrier licensee (the Company is such a holding company, because it expects to hold all FCC licenses indirectly, through subsidiaries) to a maximum of 25% foreign ownership and/or voting control. The FCC has determined that it will authorize a higher level of foreign ownership (up to 100%) on a streamlined basis where the indirect foreign investment in the common carrier licensee is by citizens of, or companies organized under the laws of World Trade Organization ("WTO") member countries. Where the foreign ownership is by citizens or corporations of non-WTO nations, FCC authorization to exceed the 25% limitation must be obtained on a non-streamlined basis and the licensee must meet a more demanding public interest showing. The Company is presently within the 25% foreign ownership limitation. In connection with any future financings, the Company will have to monitor foreign investment to ensure that its foreign ownership does not exceed the 25% limitation. If it appeared that foreign ownership of the Company was coming close to exceeding this benchmark, the Company would have to obtain FCC authorization prior to exceeding the 25% limitation. In addition, if any Incumbent elects to be the licensee on the portion of the Company's network relating to its system, such Incumbent would also be subject to such foreign ownership restrictions. If such analysis showed that such Incumbent had more than 25% foreign ownership, the Incumbents would have to seek authorization from the FCC to exceed the 25% limitation or it would have to reduce its foreign ownership.

         In the event that an Incumbent were to choose to hold the relevant Part 101 license itself, and not through a holding company, that Incumbent would be subject to Section 310(b)(3) of the Communications Act, which limits direct foreign ownership of FCC licenses to 20%. The FCC does not have discretion to waive this limitation. If an Incumbent exceeded the 20% limitation it would be required to reduce its foreign ownership in order to obtain or retain its Part 101 license.

         STATE AND LOCAL REGULATION. Although the Company expects to provide most of its services on an interstate basis, in those instances where the Company provides service on an intrastate basis, the Company may be required to obtain a certification to operate from state utility commissions in certain of the states where such intrastate services are provided, and may be required to file tariffs covering such intrastate services. In addition, the Company may be required to obtain authorizations from or notify such states with respect to certain transfers or issuances of capital stock of the Company. The Company does not expect any such state or local requirements to be burdensome; however, there can be no assurance that the Company will obtain all of the necessary state and local approvals and consents or that the failure to obtain such approvals and consents will not have a material adverse affect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that state or local authorities will not impose burdensome taxes, requirements or conditions on the Incumbent or the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and supplementary data, together with the report of the independent accountants, are included or incorporated by reference elsewhere herein. Reference is made to the "Index to Financial Statements" following the signature pages hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

         The table below sets forth certain information concerning the directors and executive officers of the Company. Directors of the Company are elected at the annual meeting of stockholders. Executive officers of the Company generally are appointed at the Board of Directors' first meeting after each annual meeting of stockholders.


NAME                                         AGE           POSITION(S) WITH COMPANY
Richard A. Jalkut (1) ......................   54          President, Chief Executive Officer and Director
Kevin J. Bennis ............................   45          Executive Vice President, and President,
                                                             Communications Services Division
William R. Smedberg, V......................   37          Executive Vice  President,  Corporate  Development,
                                                             Treasurer and Assistant Secretary
Michael A. Lubin ...........................   49          Vice President, General Counsel and Secretary
Michael L. Brooks ..........................   55          Vice President, Network Development
David Schaeffer (1).........................   42          Director
Peter J. Barris (2) ........................   47          Director
Kevin J. Maroni (2)(3) .....................   36          Director
Patrick J. Kerins (3) ......................   43          Director
Richard K. Prins (2)(3) ....................   41          Director
Stephen A. Reinstadtler ....................   32          Director
------------------------------------

(1) Member of Contract Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee.

         Set forth below is the background of each of the Company's executive officers and directors.

         RICHARD A. JALKUT has served as President, Chief Executive Officer and director of the Company since August 1997. Mr. Jalkut has over 30 years of telecommunications experience. From 1995 to August 1997, he served as President and Group Executive of NYNEX Telecommunications Group, where he was responsible for all activities of the NYNEX Telecommunications Group, an organization with over 60,000 employees. Prior to that, Mr. Jalkut served as President and Chief Executive Officer of New York Telephone Co. Inc., the predecessor company to NYNEX Telecommunications Group, from 1991 until 1995. Mr. Jalkut currently serves as a member of the Board of Directors of Marine Midland Bank, a commercial bank, Ikon Office Solutions, Inc., a company engaged in wholesale and retail office equipment, and Home Wireless Networks, a start-up company developing a wireless product for home and business premises.

         KEVIN J. BENNIS has served as Executive Vice President, serving as President of the Company's Communications Services Division since February 1998. From 1996 until he joined the

Company, Mr. Bennis served as President of Frontier Communications, a long distance communications company, where he was responsible for the sales, marketing and customer service activities of 3,500 employees. Prior to that, Mr. Bennis served in various positions for 21 years at MCI, including as President of MCI's Integrated Client Services Division from 1995 to 1996, as President and Chief Operating Officer of Avantel Telecommunications, MCI's joint venture with Banamex in Mexico, from 1994 to 1995, and as Senior Vice President of Marketing from 1992 to 1994.

         WILLIAM R. SMEDBERG, V joined the Company initially as a consultant in 1996, served as Vice President, Finance and Corporate Development from January 1997 to February 1999 and assumed the position of Executive Vice President, Corporate Development in March 1999. Prior to joining the Company, Mr. Smedberg served in various financial and planning positions at the James River Corporation of Virginia, Inc. ("James River") for nine years. In particular, he served as Director, Strategic Planning and Corporate Development for Jamont, a European consumer products joint venture among Nokia Oy, Montedison S.p.A. and James River, from 1991 to 1996, where he was responsible for Jamont's corporate finance, strategic planning and corporate development. Prior to that, Mr. Smedberg worked in the defense industry as a consultant and engineer for TRW, Inc.

         MICHAEL A. LUBIN has served as Vice President, General Counsel and Secretary of the Company since its inception in August 1995. Prior to joining the Company, Mr. Lubin was an attorney-at-law at Michael A. Lubin, P.C., a law firm, which he founded in 1985. Mr. Lubin has experience in telecommunications matters, copyright and intellectual property matters, corporate and commercial law, construction claims adjudication and trial work. Earlier he served as a Federal prosecutor with the Fraud Section, Criminal Division, United States Department of Justice.

         MICHAEL L. BROOKS has served as Vice President, Network Development of the Company since June 1996. Mr. Brooks has extensive experience in voice and data communications. From 1992 through May 1996, Mr. Brooks served as Vice President, Engineering for Ikelyn, Inc. Ikelyn provided system design and technical support for telecommunication systems and support facilities. From 1982 to 1992, Mr. Brooks worked for Qwest Microwave Communications, a predecessor of Qwest, where he directed the initial construction of a 3,500-mile digital network.

         DAVID SCHAEFFER founded the Company in August 1995 and has been a director of the Company since its inception. Mr. Schaeffer served as Chairman of the Board and Treasurer of the Company from August 1997 to February 1999, and served as President, Chief Executive Officer and Treasurer of the Company from August 1995 until August 1997. From 1986 to the present, Mr. Schaeffer has also served as President and Chief Executive Officer of Empire Leasing, Inc., a specialized mobile radio licensee and operator. In addition, Mr. Schaeffer founded and, since 1992, has served as President and Chief Executive Officer of Mercury Message Paging, Inc., a paging company which operates networks in Washington, D.C., Baltimore and Philadelphia.

         PETER J. BARRIS has been a director of the Company since August 1995. Since 1992, Mr. Barris has been a partner, and, in 1994, was appointed a General Partner of New Enterprise Associates, a firm that manages venture capital investments. Mr. Barris is also a member of the Board of Directors of Mobius Management Systems, Inc. and pcOrder.com, Inc. each of which are quoted on the Nasdaq National Market.

         KEVIN J. MARONI has been a director of the Company since August 1995. Since 1994, Mr. Maroni has been a principal, and, in 1995, was appointed as a General Partner of Spectrum Equity

Investors, L.P., which manages private equity funds focused on growth capital for telecommunications companies. From 1992 to 1994, he served as Manager, Finance and Development at Time Warner Telecommunications, where he was involved in corporate development projects. Mr. Maroni served as a consultant at Harvard Management Company from 1990 to 1992, where he worked in the private equity group. Mr. Maroni is also currently on the board of directors of several private companies and CTC Communications Corp., an integrated communications provider that is quoted on the Nasdaq National Market.

         PATRICK J. KERINS has been a director of the Company since July 1997. Mr. Kerins has served as Managing Director of Grotech Capital Group, which is engaged in venture capital and other private equity investments, since March 1997. From 1987 to March 1997, he worked in the investment banking division of Alex. Brown & Sons, Incorporated, including serving as Managing Director beginning in January 1994. Mr. Kerins is also a member of the Board of Directors of CDnow, Inc., an online retailer of compact discs and other music-related products, which is quoted on the Nasdaq National Market.

         RICHARD K. PRINS has been a director of the Company since 1995. Since 1996, Mr. Prins has served as Senior Vice President of Ferris Baker Watts Incorporated, where he heads the technology and communication practice in the investment banking division. From 1988 to 1996, he was Senior Vice President and Managing Director in the investment banking division of Crestar Financial Corporation. Mr. Prins is currently a director of Startec Global Communications Corporation, a communications company that is quoted on the Nasdaq National Market.

         STEPHEN A. REINSTADTLER has been a director of the Company since October 1997. Mr. Reinstadtler has served as Vice President and Director at Toronto Dominion Capital (U.S.A.) Inc., where he has been involved in private equity and mezzanine debt investments, since August 1995. From April 1994 to July 1995, he served as Manager at The Toronto-Dominion Bank, where he was involved in commercial lending activities to the telecommunications industry. From August 1992 to April 1994, Mr. Reinstadtler also served as Associate at Kansallis-Osake-Pankki, where he was involved in commercial lending activities to the telecommunications industry.

DIRECTOR COMPENSATION

         Mr. Prins, a director of the Company, was granted options to purchase 70,131 shares of Common Stock in 1995. See "Security Ownership of Certain Beneficial Owners and Management." Directors of the Company are currently neither compensated nor reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities relating to serving on, the Board of Directors and any committees thereof. The Company may consider additional compensation arrangements for its directors from time to time.

LIMITATION OF LIABILITY AND INDEMNIFICATION

         The Restated Certificate of Incorporation of the Company limits, to the fullest extent permitted by law, the liability of directors to the Company and its stockholders for monetary damages for breach of directors' fiduciary duty. This provision is intended to afford the Company's directors benefit of the Delaware General Corporation Law (the "DGCL"), which provides that directors of Delaware corporations may be relieved of monetary liability for breach of their fiduciary duty of care, except under certain circumstances. This limitation on liabilities does not extend to including any breach of a director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations of the DGCL regarding the improper payment of dividends or any transaction from which the director derived any improper personal benefit. In addition, the Certificate of Incorporation of the Company provides that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities in each of the years ended December 31, 1998 and 1997.

                                                                                                   Long - Term
                                                                                                  Compensation
                                                                                                   Securities
                                                       Annual Compensation *      Other            Underlying
Name And Principal Position                 Year     Salary        Bonus       Compensation      Options Granted
---------------------------                 ----     ------        -----       ------------      ---------------
Richard A. Jalkut                           1998    $400,000     $   --         $  40,289(1)            --
President and Chief Executive Officer       1997     166,154(2)      --             9,857(3)          858,754

David Schaeffer                             1998     300,000         --              --                 --
Chairman of the Board and Treasurer         1997     216,923(4)      --              --               430,413

Kevin J. Bennis                             1998     246,353(5)      --           185,602(6)          382,500
Executive Vice President and President      1997                     --              --                 --
Communications Services

Michael A. Lubin                            1998     136,840       5,000             --                15,000
Vice President, General Counsel and         1997     136,115         --              --                 --
Secretary

Michael L. Brooks                           1998     102,000      38,780             --                85,732
Vice President, Network Operations          1997     103,077                         --                 --
-----------------------------------

* Except as stated herein, none of the above Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
(1) Consists of $16,277 for club dues; $7,756 for lodging; $11,685 for airfare; and $4,571 for other transportation.
(2) Mr. Jalkut commenced employment with the Company in August 1997, and was compensated at a rate of $400,000 per annum in 1997.
(3)      Reimbursement for travel expenses.
(4) Mr. Schaeffer's salary increased to $300,000 per annum from $150,000 per annum in August 1997.
(5)      Mr. Bennis joined the Company in February 1998.
(6) Consists of $48,093 in residence settlement charges in Georgia; $99,319 in residence settlement charges in Virginia; $22,780 in other moving expenses; and $15,410 in rent.

STOCK OPTION GRANTS AND EXERCISES

         The following table sets forth the aggregate number of stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 1998. Stock options are exercisable to purchase Common Stock of the Company.


                        OPTION GRANTS IN LAST FISCAL YEAR

                               Number of       Percent of                               Potential Realizable Value at
                               Securities    Total Options                               Assumed Annual Rate of Stock
                               Underlying      Granted to     Exercise                Price Appreciation for the Option
                                Options       Employees in      Price    Expiration                  Term
                                Granted       Fiscal Year      $/Share      Date        0%             5%          10%
                                -------       -----------      -------      ----        --             --          ---

Richard A. Jalkut ........         --              --         $  --          --       $   --      $    --     $     --

David Schaeffer...........         --              --            --          --           --           --           --

Kevin J. Bennis...........      362,500(3)       32.74%         1.13      3/24/2008    1,475,375   2,660,841   4,479,580
                                 20,000(3)        1.81%         5.20      12/2/2008       --          65,405     165,749

Michael A. Lubin .........       15,000(3)        1.35%         5.20      12/2/2008       --          49,054     124,312

Michael L. Brooks ........       70,732(2)        6.39%         1.13      3/24/2008      287,879     519,191     878,567
                                 15,000(3)        1.35%         5.20      12/2/2008       --          49,054     124,312
------------------------

(1) The information disclosed assumes, solely for purposes of demonstrating potential realizable value of the stock options, that the fair market value per share of Common Stock was $5.20 per share (the fair market value per share of Common Stock approved by the Board of Directors in connection with stock option awards granted on December 2, 1998 and January 26, 1999, which awards had an exercise price equal to the fair market value per share on the date of grant) as of December 31, 1998 and increases at the rate indicated during the option term. See Note 10 to the financial statements included elsewhere in this Report.

(2) The options vest ratably over a three year period. The option may be transferred only by will or by the laws of descent and distribution. Upon a change of control of the Company and termination of optionee's employment without cause, the options that would otherwise become vested within one year will be deemed vested immediately before such optionee's termination.

(3) The options vest ratably over a four year period. The option may be transferred only by will or by the laws of descent and distribution. Upon a change of control of the Company and termination of optionee's employment without cause, the options that would otherwise become vested within one year will be deemed vested immediately before such optionee's termination.

Option Exercises and Fiscal Year-End Option Values

         None of the Named Executive Officers exercised any options during the fiscal year ended December 31, 1998. The following table sets forth as of December 31, 1998, the aggregate number of options held by each of the Named Executive Officers.

                          FISCAL YEAR-END OPTION VALUES

                                                        Number of Securities
                                                       Underlying Unexercised          Value of Unexercised In-the-
                                                    Options at December 31, 1998             Money Options (1)
                                                    ----------------------------            -----------------
Name                                               Exercisable     Unexercisable     Exercisable        Unexercisable
----                                               -----------     -------------     -----------        -------------

Richard A. Jalkut .........................            286,251         572,503       $ 1,165,042          $ 2,330,087
David Schaeffer   .........................                 --         430,413 (2)            --              658,532
Michael A. Lubin...........................            141,465          15,000           731,374                   --
Kevin J. Bennis............................             90,625         291,875           368,844            1,106,531
Michael L. Brooks..........................             35,366          50,366           143,940              143,940
------------------------------

(1)     Based on an assumed market price of the Common Stock of $5.20 per share.

(2) One-half of Mr. Schaeffer's options, or 215,206, would vest on January 1, 1999, at an exercise price of $3.67 per share, in the event that certain performance criteria related to 1998 earnings have been met. The Board of Directors' is currently reviewing whether these criteria were met. See Note 10 to the Company's Consolidated Financial Statements that appear elsewhere in this Annual Report on Form 10-K.

JALKUT EMPLOYMENT AGREEMENT

         The Employment Agreement among the Company and Richard Jalkut (the "Jalkut Employment Agreement") took effect on August 4, 1997 and expires on August 4, 2000. The Jalkut Employment Agreement will renew automatically for successive one-year terms unless terminated by either party. Under the Jalkut Employment Agreement, Mr. Jalkut is entitled to an annual base salary of $400,000, subject to increase at the discretion of the Company. In addition, Mr. Jalkut is entitled to participate in the Company's benefit plans on the same basis as other salaried employees of the Company and on the same basis as other senior executives of the Company and is entitled to reimbursement up to a total of $50,000 per year for certain expenses including an apartment in the Washington D.C. area, club memberships and the expenses incurred by Mr. Jalkut commuting between his Washington D.C. and New York residences.

         In addition, pursuant to the Jalkut Employment Agreement, on August 4, 1997 Mr. Jalkut received nonqualified stock options on 858,754 shares of Common Stock at an exercise price of $1.13 per share. Such options will vest ratably over three years. Under the Jalkut Employment Agreement, upon the election of Mr. Jalkut within 10 business days after the date of termination of Mr. Jalkut's employment with the Company, the Company will be required to pay, subject to the terms of the Indenture, to Mr. Jalkut the aggregate Fair Value (as defined in the Non-qualified Option Agreement by and between the Company and Mr. Jalkut dated August 4, 1997) of the options then vested or held by Mr. Jalkut on the date of such termination of employment with the Company.

         The Jalkut Employment Agreement (other than certain restrictive covenants of Mr. Jalkut that are described below and an obligation of the company to pay severance for one year following the termination of Mr. Jalkut's employment with the Company) may be terminated (i) by the Company (a) without cause by giving 60 days' prior written notice or (b) for cause upon the Board of Directors' confirmation that Mr. Jalkut has failed to cure the grounds for termination within 30 days of notice thereof and (ii) by Mr. Jalkut (a) without cause by giving 180 days' prior written notice and (b) immediately upon a "Constructive Termination" (as defined below). The Jalkut Employment Agreement prohibits disclosure by Mr. Jalkut of any of the Company's confidential information at any time. In addition, while he is employed by the Company and for two year thereafter, Mr. Jalkut is prohibited from engaging or significantly investing in competing business activities and from soliciting any Company employee to be employed elsewhere. The Company has granted Mr. Jalkut registration rights with respect to the shares he will receive upon exercise of his options. "Constructive Termination" is defined in the Jalkut Employment Agreement to mean the occurrence, without Mr. Jalkut's prior written consent, of one or more of the following events: (1) a reduction in Mr. Jalkut's then current annual base salary or the termination or material reduction of any employee benefit or perquisite enjoyed by him (other than as part of an across-the-board reduction applicable to all executive officers of the Company); (2) the failure to elect or reelect Mr. Jalkut to the position of chief executive officer or removal of him from such position; (3) a material diminution in Mr. Jalkut's duties or the assignment to Mr. Jalkut of duties which are materially inconsistent with his duties of which materially impair Mr. Jalkut's ability to function as the chief executive officer of the Company; (4) the failure to continue Mr. Jalkut's participation in any incentive compensation plan unless a plan providing a substantially similar opportunity is substituted, or under certain other limited circumstances; or (5) the relocation of the Company's principal office.

OTHER AGREEMENTS

         Messrs. Schaeffer, Lubin, Brooks, Bennis and Smedberg each have entered into Employee Agreements Regarding Non-Disclosure, Assignment of Inventions and Non-Competition with the Company in which such persons agreed (i) not to disclose any of the Company's confidential and proprietary information to third parties, (ii) to assign all work products to the Company as "works for hire," and (iii) not to compete against the Company for a two-year period following the termination of the respective person's employment with the Company.

         In exchange for the non-compete covenant and a restriction on soliciting any employee of the Company to be employed elsewhere, the Company has agreed to pay Mr. Bennis a severance payment in the aggregate amount of $275,000 paid over one year if his employment with the Company is terminated for any reason.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of the capital stock of the Company as of December 31, 1998 by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding capital stock of the Company, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and Named Executive Officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares shown as beneficially owned by them.


Name and Address                                    Series A Preferred   Series B Preferred  Series C Preferred
                                          Common    ------------------   ------------------  ------------------
                                           Stock   Shares(2) Percentage Shares(2) Percentage Shares(2) Percentage
                                           -----   --------- ---------- --------- ---------- --------- ----------

Spectrum Equity Investors, L.P. (6).....    --     1,276,000     44.0%  1,134,175    23.7%   1,363,406    16.7%
Spectrum Equity Investors II, L.P. (6)..    --          --        --         --       --     1,363,406    16.7%
New Enterprise Associates VI, Limited
Partnership (7).........................    --       522,000     18.0%    685,014    14.3%   1,374,051    16.8%
Onset Enterprise Associates II, L.P. (8)    --       522,000     18.0%    463,976     9.7%     817,672    10.0%
Onset Enterprise Associates III, L.P.
(8).....................................    --          --        --         --       --       272,553     3.3%
Corman Foundation Incorporated (9)..        --        96,668      3.3%     85,924     1.7%       --         --
IAI Investment Funds VIII, Inc. (IAI
Value Fund) (10)........................    --       290,000     10.0%    125,143     2.6%       --         --
Thomas Domencich (11)...................    --       145,000      5.0%     62,573     1.3%       --         --
FBR Technology Venture Partners L.P.
(12)....................................    --          --        --         --       --       272,556     3.3%
Toronto Dominion Capital (USA) Inc. (13)    --          --        --      884,146    18.5%   1,006,500    12.3%
Grotech Partners IV, L.P. (14)..........    --          --        --      884,146    18.5%   1,006,500    12.3%
Utech Climate Challenge Fund, L.P. (15)     --          --        --      442,076     9.2%     136,276     1.7%
Utility Competitive Advantage Fund, LLC
(15)....................................    --          --        --         --       --       366,980     4.5%
David Schaeffer(16)..................... 2,900,000      --        --         --       --         --         --
Richard A. Jalkut.......................    --          --        --         --       --         --         --
Kevin J. Maroni (17)....................    --          --        --         --       --         --         --
Peter J. Barris (18)....................    --          --        --         --       --         --         --
Patrick J. Kerins (19)..................    --          --        --         --       --         --         --
Stephen A. Reinstadtler (20)............    --          --        --         --       --         --         --
Michael A. Lubin........................    --          --        --         --       --         --         --
Kevin Bennis............................    --          --        --         --       --         --         --
Michael L. Brooks.......................    --          --        --         --       --         --         --
Richard K. Prins........................    --          --        --         --       --         --         --
All Directors and Named Executive
 Officers as a Group ................... 2,900,000      --        --         --       --         --         --
-------------------



                                                               Beneficial Ownership
Name and Address                                                of Common Stock (1)
----------------                                                -------------------    Percentage
                                                                 Total  Percentage       on a
                                                  Stock          -----  ----------      Diluted
                                                 Options(3)      Shares      (4)        Basis (5)
                                                 ----------      ------      ---        ---------
Spectrum Equity Investors, L.P. (6).....             --         3,773,581    56.5%       19.2%
Spectrum Equity Investors II, L.P. (6)..             --         1,363,406    31.7%        6.9%
New Enterprise Associates VI, Limited
Partnership (7).........................             --         2,581,065    47.1%       13.9%
Onset Enterprise Associates II, L.P. (8)             --         1,803,648    38.3%        9.2%
Onset Enterprise Associates III, L.P.
(8).....................................             --           272,553     8.6%        1.4%
Corman Foundation Incorporated (9)......             --           182,592     5.9%        0.9%
IAI Investment Funds VIII, Inc. (IAI
Value Fund) (10)........................             --           415,143    12.5%        2.1%
Thomas Domencich (11)...................             --           207,573     6.7%        1.0%
FBR Technology Venture Partners L.P.                 --           272,556     8.6%        1.4%
(12)....................................
Toronto Dominion Capital (USA) Inc. (13)             --         1,890,646    39.4%        9.6%
Grotech Partners IV, L.P. (14)..........             --         1,890,646    39.4%        9.6%
Utech Climate Challenge Fund, L.P. (15)              --           578,352    16.6%        2.9%
Utility Competitive Advantage Fund, LLC
(15)....................................             --           366,980    11.2%        1.8%
David Schaeffer(16).....................             --         2,900,000    99.9%       14.7%
Richard A. Jalkut.......................          286,251         286,251     9.0%        1.4%
Kevin J. Maroni (17)....................             --              --       --          --
Peter J. Barris (18)....................             --              --       --          --
Patrick J. Kerins (19)..................             --              --       --          --
Stephen A. Reinstadtler (20)............             --              --       --          --
Michael A. Lubin........................          141,485         141,485     4.6%        0.7%
Kevin Bennis............................             --              --       --          --
Michael L. Brooks.......................           35,366          35,366     1.2%        0.2%
Richard K. Prins........................           70,731          70,731     2.4%        0.4%
All Directors and Named Executive
Officers as a Group ....................          528,853       3,433,933    99.9%       17.4%
-------------------

(1) Consists of the sum of the shares of Common Stock owned and shares of Common Stock issuable upon the exercise of stock options and upon the conversion of the Series A Convertible Preferred Stock Series, B Convertible Preferred Stock and Series C Convertible Preferred Stock that are exercisable or convertible within 60 days after December 31, 1998.
(2) The shares represent the product of a stock split and the numbers shown here are rounded to the whole number in accordance with the provisions of the Company's Certificate of Incorporation and stock option plans.
(3)      Options exercisable within 60 days after December 31, 1998.
(4) The percentage of beneficial ownership as to each person, entity or group assume the exercise or conversions of all outstanding options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days as of December 31, 1998, but not the exercise or conversion of options, warrants and convertible securities held by other holders (whether or not exercisable or convertible within 60 days after December 31, 1998.)
(5) As a percentage of the sum of the post split and rounded Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and options granted and exercisable within 60 days after December 31, 1998. As of December 31, 1998, 915,765 options granted by the Company were exercisable.
(6) The address for Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P. is One International Place, Boston, MA 02110.
(7) The address of New Enterprise Associates VI, Limited Partnership is 1119 Saint Paul Street, Baltimore, MD 21202.
(8) The address for Onset Enterprise Associates II, L.P. and Onset Enterprise Associates III, L.P. is 8911 Capital of Texas Highway, Austin, TX 78759.
(9) The address for Corman Foundation Incorporation is 100 Brookwood Road, Atmore, AL 36502.
(10) The address for IAI Investment Funds VIII, Inc. (IAI Value Fund) is 3700 First Bank Place, Minneapolis, MN 55440.
(11) The address for Thomas Domencich is 104 Benevolent Street, Providence, RI 02906.
(12) The address for FBR Technology Venture Partners L.P. is 1001 19th Street North, Arlington, VA 22209.
(13) The address for Toronto Dominion Capital (USA) Inc. is 31 West 52nd Street, New York, NY 10019.
(14) The address for Grotech Partners IV, L.P. is 9690 Deereco Road, Timonium, MD 21093.
(15) The address for Utech Climate Challenge Fund, L.P. and Utility Competitive Advantage Fund, L.L.C. is c/o Arete Ventures, Two Wisconsin Circle, Chevy Chase, MD 20815.
(16) One-half of Mr. Schaeffer's options, or 215,206, would vest on January 1, 1999, at an exercise price of $3.67 per share, in the event that certain performance criteria related to 1998 earnings have been met. The Board of Directors' is currently reviewing whether these criteria were met. See Note 10 to the Company's Consolidated Financial Statements that appear elsewhere in this Annual Report on Form 10-K. In the event that the Board of Directors determines that these stock options have vested, Mr. Schaeffer's percentage held on a diluted basis would be 15.7%.
(17) Mr. Maroni, who is a limited partner of the general partner of Spectrum and a general partner of the general partner of Spectrum Equity Investors II, L.P., disclaims beneficial ownership of the shares owned by Spectrum Equity Investors, L.P.
         and Spectrum Equity Investors II, L.P.
(18) Mr. Barris, who is general partner of the general partner of New Enterprise Associates VI, Limited Partnership, disclaims beneficial ownership of the shares owned by New Enterprise Associates VI, Limited Partnership.
(19) Mr. Kerins, Managing Director of the general partner of Grotech Partners IV, LP, disclaims beneficial ownership of the shares owned by Grotech Partners IV, LP.
(20) Mr. Reinstadtler, Vice President and Director of Toronto Dominion Capital (USA) Inc., disclaims beneficial ownership of the shares owned by Toronto Dominion Capital (USA) Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERIES A PURCHASE AGREEMENT

         Pursuant to an Investment and Stockholders' Agreement, dated as of August 28, 1995 (the "Series A Purchase Agreement"), by and among the Company and Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership, Onset Enterprise Associates II, L.P., IAI Investment Funds VIII, Inc., Thomas Domencich, Dennis R. Patrick and the Corman Foundation Incorporated, (together, the "Series A Purchasers") and David Schaeffer, the Series A Purchasers made their initial investments in the Company. The Series A Purchasers (i) agreed, subject to the satisfaction of certain conditions, to purchase in the aggregate 1,000,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $1.0 million, (ii) purchased 500,000 shares of such 1,000,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $500,000 and (iii) agreed to make available to the Company, under certain circumstances, bridge loans in an aggregate principal amount of $500,000 (the "Bridge Loan Commitment"). Pursuant to Amendment No. 1 to the Investment and Stockholders' Agreement, dated as of February 8, 1996, the Series A Purchasers purchased the remaining 500,000 shares of Series A
Convertible Preferred Stock for an aggregate purchase price of $500,000. Pursuant to Amendment No. 2 to the Investment and Stockholders' Agreement dated as of August 2, 1996, the Series A Purchasers, among other things, increased the amount of the Bridge Loan Commitment to an aggregate principal amount of $700,000 and advanced such amount to the Company, such loans being evidenced by bridge loan notes (collectively, the "Bridge Loan Notes"). The Bridge Loan Notes carried an interest rate of 12% per annum and were due and payable in full on the earlier to occur of the first anniversary of the issuance of the Bridge Loan Notes or the closing date of the Company's next equity financing. The Bridge Loan Notes were to be convertible into any future equity security issued by the Company at 73% of the price to be paid for such security by other investors. In addition, the Series A Purchasers agreed to make available to the Company, upon the occurrence of certain events, additional bridge loans in an aggregate principal amount of $300,000 (the "Additional Bridge Loan Commitment").

SERIES B PURCHASE AGREEMENT

         The Company, each of the Series A Purchasers and several additional purchasers (together, the "Series B Purchasers") and Mr. Schaeffer entered into an Investment and Stockholders' Agreement, dated as of December 23, 1996 (the "Series B Purchase Agreement"), pursuant to which, among other things, the Series B Purchasers agreed to acquire in the aggregate 1,651,046 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $5.0 million. Of these amounts, 609,756 shares of Series B Convertible Preferred Stock were purchased on December 23, 1996, for an aggregate purchase price of $2.0 million. In addition, the $700,000 principal amount of Bridge Loan Notes, plus $33,367 of accrued interest, were converted into 306,242 shares of Series B Convertible Preferred Stock. At the same time, the Series A Purchasers paid $300,000 representing the committed but undrawn portion of the Additional Bridge Loan Commitment to the Company for the sale of 125,292 shares of Series B Convertible Preferred Stock. The Series B Purchasers purchased the remaining 609,756 shares of Series B Convertible Preferred Stock subject to the Series B Purchase Agreement for $2.0 million on June 18, 1997. See Note 9 to the financial statements included elsewhere in this Report.

SERIES C PURCHASE AGREEMENT

         The Company, the Series A Purchasers, the Series B Purchasers and one additional purchaser (together the "Series C Purchasers") and Mr. Schaeffer entered into the Investment and Stockholders' Agreement, dated October 31, 1997, as amended (the "Investment and Stockholders' Agreement"), pursuant to which, among other things, the Series C Purchasers agreed to acquire 2,819,549 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $30.0 million. The Series C Purchasers purchased 939,850 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $10.0 million on October 31, 1997, and purchased an additional 1,879,699 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $20.0 million simultaneously with the closing of the Debt Offering. In connection with the Investment and Stockholders' Agreement, the Company, the holders of Preferred Stock (collectively, the "Investors") and Mr. Schaeffer agreed to amend and restate, in part, the Series A Purchase Agreement and the Series B Purchase Agreement. These amendments restated the provisions of such agreements relating to affirmative and negative covenants, transfer restrictions, rights to purchase and registration rights. These sections of each of the Series A Purchase Agreement, the amendments thereto, and the Series B Purchase Agreement were similar in all material respects. In order to remove any doubt as to this fact, to simplify matters and for convenience (to have in one agreement the material provisions that survive the purchase and sale of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively the "Series Preferred Stock") and the closing of an initial public offering), the aforementioned sections were amended and restated in the Investment and Stockholders' Agreement. See "--Investment and Stockholders' Agreement."

TERMS OF THE SERIES PREFERRED STOCK

         Each share of Series Preferred Stock will automatically be converted into Common Stock immediately upon the closing of a qualified public offering of capital stock of the Company. A qualified public offering is defined as: (i) the Company is valued on a pre-money basis at greater than $50,000,000, (ii) the gross proceeds received by the Company exceed $20,000,000, and (iii) the Company uses a nationally recognized underwriter approved by holders of a majority interest of the Series Preferred Stock. As of December 31, 1998, the Series Preferred Stock was convertible into an aggregate of 15,864,715 shares of Common Stock.

         Each share of Series Preferred Stock entitles its holder to a number of votes equal to the number of shares of Common Stock into which such share of Series Preferred Stock is convertible. With respect to the Board of Directors of the Company, prior to the completion of a qualified public offering (i) the holders of Series A Convertible Preferred Stock are entitled to vote separately as a class to elect two directors of the Company (the "Series A Investor
Directors"), (ii) the holders of Series B Convertible Preferred Stock are entitled to vote separately as a class to elect one director (the "Series B Investor Director"), (iii) the holders of the Series C Convertible Preferred Stock are entitled to vote separately as a class to elect one director (to "Series C Investor Director"), (iv) the holders of the Common Stock are entitled to vote separately as a class to elect two directors (the "Common Stock Directors"), (v) the chief executive officer (the "CEO") of the Company is appointed by the affirmative vote of the Common Stock Directors and the Series A Investor Directors, Series B Investor Director and Series C Investor Director, voting together, and (vi) the CEO will be elected to the Board of Directors of the Company by the holders of Common Stock and Series Preferred Stock, voting together.

         The holders of the Series Preferred Stock are entitled to receive dividends in preference to and at the same rate as dividends are paid with respect to the Common Stock. In the event of any liquidation, dissolution, winding up or deemed liquidation of the Company, whether voluntary or involuntary, each holder of a share of Series Preferred Stock outstanding is entitled to be paid before any payment may be made to the holders of any class of Common Stock or any stock ranking on liquidation junior to the Series Preferred Stock, an amount, in cash, equal to the original purchase price paid by such holder, appropriately adjusted for stock splits, stock dividends and the like, plus any declared but unpaid dividends.

         The Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock A, Series B and Series C Preferred Stock were $1,000,000, $5,033,367, and $30,000,052, respectively, as of December 31, 1998. In the event the assets of the Company are insufficient to pay liquidation preference amounts, all of the assets available for distribution shall be distributed to each holder of Series Preferred Stock pro rata in proportion to the number of shares of Series Preferred Stock held by such holder.

         Shares of the Series Preferred Stock may be converted at any time, at the option of the holder, into shares of Common Stock. The number of shares of voting Common Stock to be received upon conversion is subject to adjustment in the event of stock dividends and subdividends, certain combinations of Common Stock, and issuances of Common Stock and of securities convertible into Common Stock that have a dilutive effect. As of December 31, 1998, each share of Series Preferred Stock was convertible into 2.9 shares of Common Stock.

INVESTMENT AND STOCKHOLDERS' AGREEMENT

         Pursuant to the terms of the Investment and Stockholders' Agreement, the Investors and Mr. Jalkut are entitled to certain registration rights with respect to securities of the Company. On any three occasions at the option of the holders, the holders of a majority of the securities registrable under the terms of the Investment and Stockholders' Agreement ("Registrable Securities") may require the Company to effect a registration under the Securities Act of 1933 of their Registrable Securities, subject to the Company's right to defer such registration for a period of up to 60 days. In addition, if the Company proposes to register securities under the Securities Act of 1933 (other than a registration relating either to the sale of securities to employees pursuant to a stock option, stock purchase or similar plan or a transaction under Rule 145 of the Securities Act), then any of the holders of Registrable Securities have the right (subject to certain cut-back limitations) to request that the Company register such holder's Registrable Securities. All registration expenses of the Investors (exclusive of underwriting discount and commissions) up to $60,000 per offering will be borne by the Company. The Company has agreed to indemnify the Investors against certain liabilities in connection with any registration effected pursuant to the foregoing terms, including liabilities arising under the Securities Act.

LEASE FROM THE KENILWORTH PARTNERSHIP

         The Company has entered into the Headquarters Lease for approximately 10,195 square feet of office space from the Kenilworth Partnership, a general partnership of which David Schaeffer, a director of the Company, is general partner. The rental rate is approximately $20 per square foot, plus fees to cover the Company's proportional share of real estate taxes and insurance premiums relating to the building. The Headquarters Lease expires on August 31, 1999 and may be renewed at the option of the Company for two additional one-year periods on the same terms and conditions. Rent paid to the Kenilworth Partnership during the year ended December 31, 1998, was approximately $282,000. Management believes that the terms and conditions of the Headquarters Lease are at least as favorable to the Company as those which the Company could have received from an unaffiliated third party.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996, and for the period August 25, 1995 (date of inception) to December 31, 1998

         Consolidated Statements of Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996, and for the period August 25, 1995 (date of inception) to December 31, 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, and for the period August 25, 1995 (date of inception) to December 31, 1998

         Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996, and for the period August 25, 1995 (date of inception) to December 31, 1998

         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

         All schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or notes thereto included elsewhere in this report.

(b)   Reports on Form 8-K.

      On October 6, 1998, the Company filed a report on Form 8-K providing information under Items 5 and 7. The Report, dated October 6, 1998 announced the expansion of the Company's management team to include three new additions to its national sales force.

(c)      Exhibits.

      The following exhibits are filed as a part of this Annual Report on Form 10-K:

EXHIBIT NUMBER   DESCRIPTION OF DOCUMENT

    3.1(1) Amended and Restated Certificate of Incorporation of the Company and Certificate of Amendment to such Certificate of Incorporation.

    3.2(1)        Amended and Restated  Bylaws of the Company.

    4.1+ Indenture between the Company and The Bank of New York, as trustee, dated April 8, 1998.

    4.2++ Pledge Agreement by and among the Company, The Bank of New York, as trustee, and The Bank of New York, as securities intermediary, dated April 8, 1998.

    4.3**         Form of New Note.

    4.4+          Form of Existing Note (included in Exhibit 4.1).

   10.1* Master Agreement by and between the Company and NEC America, Inc., dated August 8, 1997, as amended by Amendment No. 1, dated November 9, 1997 and Amendment No. 2, dated April 2, 1998.

   10.1.1* Amendment No. 3, dated May 4, 1998 to Master Agreement by and between the Company and NEC America, Inc.

   10.1.2* Amendment No. 4, dated July 10, 1998 to Master Agreement by and between the Company and NEC America, Inc.

   10.1.3(1)      Amendment No. 5, dated  November 20, 1998 to Master  Agreement by and between the Company and NEC America, Inc.

   10.2(2)* EmploymentAgreement by and between the Company and Richard A.Jalkut, dated August 4, 1997, as amended by Amendment to Employment Agreement, dated April 6, 1998.

   10.3(2)* Non-Disclosure, Assignment of Inventions and Non-Competition Agreement by and between the Company and Kevin Bennis, dated February 2, 1998.

   10.4(2)*       Pathnet, Inc. 1995 Stock Option Plan.

   10.5(2)*       Pathnet,   Inc.  1997  Stock  Incentive Plan,  as amended  by
                  Amendment No. 1 to 1997 Stock Incentive Plan.

   10.6* Notes Registration Rights Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., TD Securities (USA) Inc. and Salomon Brothers Inc (collectively, the "Initial Purchasers"), dated April 8, 1998.

   10.7* Warrant Agreement by and between the Company and The Bank of New York, as warrant agent, dated April 8, 1998.

   10.8*          Warrant   Registration  Rights  Agreement  by  and  among  the
                  Company, Spectrum Equity Investors, L.P., New Enterprise Associates VI, Limited Partnership, Onset Enterprise Associates II, L.P., FBR Technology Venture Partners, L.P., Toronto Dominion Capital (U.S.A.) Inc., Grotech Partners IV, L.P., Richard A. Jalkut, David Schaeffer and the Initial Purchasers, dated April 8, 1998.

   10.9** Investment and Stockholders Agreement, dated as of October 31, 1997 (the "Investment and Stockholders' Agreement"), by and among the Company and certain stockholders of the Company.

   10.9.1** Consent, Waiver and Amendment, dated as of March 19, 1998, relating to the Investment and Stockholders' Agreement.

   10.9.2** Amendment No. 1 to the Investment and Stockholders' Agreement, dated as of April 1, 1998.

   10.10* Lease Agreement, by and between 6715 Kenilworth Avenue General Partnership and the Company, dated August 9, 1997, as amended by Amendment to Lease, dated March 5, 1998.

   10.10.1*       Second Amendment to Lease, dated June 1, 1998.

   10.10.2(1)     Third Amendment to Lease, dated September 1, 1998.

   10.11(2)*      Non-Qualified  Stock  Option  Agreement  by  and  between  the
                  Company and Richard A. Jalkut, dated August 4, 1997.

   10.12(2)*      Non-Qualified  Stock  Option  Agreement  by  and  between  the
                  Company and David Schaeffer, dated October 31, 1997.

   21.1(1)        Subsidiaries of the Company.

   27.1(1)        Financial Data Schedule for the year ended December 31, 1998.

         + Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No.
                  333-52247) filed by the Company with the Securities and Exchange Commission on May 8, 1998.

         ++ Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No.
                  333-52247) filed by the Company with the Securities and Exchange Commission on May 8, 1998.

         * Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-52247) filed by the Company with the Securities and Exchange Commission on May 8, 1998, as amended by Amendment No. 1 to such Registration Statement filed with the Securities and Exchange Commission on July 16, 1998, as further amended by Amendment No. 2 to such Registration Statement filed with the Securities and Exchange Commission on July 27, 1998, and as further amended by Amendment No. 3 to such Registration Statement filed with the Securities and Exchange Commission on August 10, 1998.

         ** Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-53467) filed by the Company with the Securities and Exchange Commission on May 22, 1998, as amended by Amendment No. 1 to such Registration Statement.

         (1)      Filed herewith.

         (2)      Constitutes management contract or compensatory arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on this 16th day of March 1999.

                                   PATHNET, INC.

                                    By: /s/ Michael A. Lubin
                                    ------------------------
                                    Name: Michael A. Lubin
                                    Title: Vice President, General Counsel And
                                               Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                           DATE

/s/  Richard A. Jalkut
----------------------        Chief Executive Officer and
Richard A. Jalkut                Director                     March 16, 1999


/s/ William R. Smedberg V     Executive Vice-President
-------------------------       Corporate Development
William R. Smedberg, V          (Principal Accounting and
                                 Financial Officer)           March 16, 1999

---------------               Director                        March   , 1999
David Schaeffer


/s/ Peter J. Barris           Director                        March 17, 1999
-------------------
Peter J. Barris

/s/ Kevin J. Maroni           Director                        March 11, 1999
-------------------
Kevin J. Maroni

/s/ Patrick J. Kerins         Director                        March 11, 1999
---------------------
Patrick J. Kerins

/s/ Richard K. Prins          Director                        March 17, 1999
--------------------
Richard K. Prins

/s/ Stephen A. Reinstadtler   Director                        March 15, 1999
---------------------------
Stephen A. Reinstadtler

                                       F-1
                                  PATHNET, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
         Report of Independent Accountants                                             F-2

         Consolidated Balance Sheets as of December 31, 1998 and 1997                  F-3

         Consolidated  Statements of Operations for the years ended December 31,
            1998,  1997 and 1996,  and for the period  August 25,  1995 (date of
            inception) to December 31, 1998                                            F-4

         Consolidated  Statements  of  Comprehensive  Loss for the  years  ended
            December 31, 1998, 1997 and 1996, and for the period August 25, 1995
            (date of inception) to December 31, 1998                                   F-5

         Consolidated  Statements of Cash Flows for the years ended December 31,
            1998,  1997 and 1996,  and for the period  August 25,  1995 (date of
            inception) to December 31, 1998                                            F-6

         Consolidated  Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996, and for the period August 25,
           1995 (date of inception) to December 31, 1998                               F-7

         Notes to Consolidated Financial Statements                                    F-8

                        Report of Independent Accountants

To the Board of Directors and Stockholders
Pathnet, Inc.

              In our opinion,  the consolidated  financial  statements listed in the accompanying index present fairly, in all material respects, the financial position of Pathnet, Inc. and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and for the period August 25, 1995 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP



McLean, VA
February 14, 1999

                                           PATHNET, INC.
                               (A Development Stage Enterprise)
                                  CONSOLIDATED BALANCE SHEETS

                                                                                                              December 31,
                                                                                                     -----------------------------
                                                                                                         1998              1997
                                                                                                     -----------       -----------
                                     ASSETS
Cash and cash equivalents                                                                          $  57,321,887      $  7,831,384
Note receivable                                                                                        3,206,841                 -
Interest receivable                                                                                    3,848,753                 -
Marketable securities available for sale, at market                                                   97,895,773                 -
Prepaid expenses and other current assets                                                                205,505            48,571
                                                                                                     -----------       -----------
     Total current assets                                                                            162,478,759         7,879,955
Property and equipment, net                                                                           47,971,336         7,207,094
Deferred financing costs, net                                                                         10,508,251           250,428
Restricted cash                                                                                       10,731,353           760,211
Marketable securities available for sale, at market                                                   71,899,757                 -
Pledged marketable securities held to maturity                                                        61,824,673                 -
                                                                                                     -----------       -----------
      Total assets                                                                                 $ 365,414,129      $ 16,097,688
                                                                                                     ===========       ===========
               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                                   $  10,708,263      $  5,592,918
Accrued interest                                                                                       8,932,294                 -
Accrued expenses and other liabilities                                                                   639,688           300,000
                                                                                                     -----------       -----------
    Total current liabilities                                                                         20,280,245         5,892,918
12 1/4% Senior Notes, net of unamortized bond discount of $3,787,875                                 346,212,125                 -
                                                                                                     -----------       -----------
    Total liabilities                                                                                366,492,370         5,892,918
                                                                                                     -----------       -----------
Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and
  outstanding at December 31, 1998 and 1997, respectively (liquidation preference $1,000,000)          1,000,000         1,000,000
Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and
  outstanding at December 31, 1998 and 1997, respectively (liquidation preference $5,033,367)          5,008,367         5,008,367
Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized; 2,819,549 and 939,850 shares issued and outstanding at December 31, 1998 and 1997, respectively
  (liquidation preference $30,000,052)                                                                29,961,272         9,961,274
                                                                                                     -----------       -----------
    Total mandatorily redeemable preferred stock                                                      35,969,639        15,969,641
                                                                                                     -----------       -----------
Common stock,  $0.01 par value,  60,000,000 and 7,500,000  shares  authorized at
  December  31, 1998 and 1997,  respectively;  2,902,358  and  2,900,000  shares issued and
  outstanding at December 31, 1998 and 1997, respectively                                                 29,024            29,000
Common stock subscription receivable                                                                           -            (9,000)
Deferred compensation                                                                                   (978,064)                -
Additional paid-in capital                                                                             6,156,406           381,990
Accumulated other comprehensive income                                                                   208,211                 -
Deficit accumulated during the development stage                                                     (42,463,457)       (6,166,861)
                                                                                                     -----------       -----------
    Total stockholders' equity (deficit)                                                             (37,047,880)       (5,764,871)
                                                                                                     -----------       -----------
      Total liabilities, mandatorily redeemable preferred stock and stockholders' equity (deficit) $ 365,414,129      $ 16,097,688
                                                                                                     ===========       ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                  PATHNET, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the period
                                                         For the year ended                 August 25, 1995
                                                             December 31,                (date of inception)
                                             --------------------------------------------   to December 31,
                                                  1998            1997            1996            1998
                                             ------------    ------------    ------------    ------------
Revenue                                      $  1,583,539    $    162,500    $      1,000    $  1,747,039
                                             ------------    ------------    ------------    ------------
Operating expenses:
     Cost of revenue                            7,547,620            --              --         7,547,620
     Selling, general and administrative        9,615,867       4,247,101       1,333,294      15,625,349
     Research and development                        --              --              --
     Depreciation expense                         732,813          46,642           9,024         788,831
                                             ------------    ------------    ------------    ------------
        Total operating expenses               17,896,300       4,293,743       1,342,318      23,961,800
                                             ------------    ------------    ------------    ------------
Net operating loss                            (16,312,761)     (4,131,243)     (1,341,318)    (22,214,761)
Interest expense                              (32,572,454)           --          (415,357)    (32,987,811)
Interest income                                13,940,240         159,343          13,040      14,115,236
Write-off of initial public offering costs     (1,354,534)           --              --        (1,354,534)
Other income (expense), net                         2,913          (5,500)           --            (2,587)
                                             ------------    ------------    ------------    ------------
        Net loss                             $(36,296,596)   $ (3,977,400)   $ (1,743,635)   $(42,444,457)
                                             ============    ============    ============    ============
Basic and diluted loss per
     common share                            $     (12.51)   $      (1.37)   $      (0.60)   $     (14.63)
                                             ============    ============    ============    ============
Weighted average number of
     common shares outstanding                  2,902,029       2,900,000       2,900,000       2,900,605
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

                                  PATHNET, INC.
                        (A Development Stage Enterprise)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                       For the period
                                                      For the year ended               August 25, 1995
                                                          December 31,               (date of inception)
                                        --------------------------------------------   to December 31,
                                             1998            1997            1996            1998
                                        ------------    ------------    ------------    ------------
Net loss                                $(36,296,596)   $ (3,977,400)   $ (1,743,635)   $(42,444,457)

Other comprehensive income
    Net unrealized gain on marketable
    securities available for sale            208,211            --              --           208,211
                                        ------------    ------------    ------------    ------------
Comprehensive loss                      $(36,088,385)   $ (3,977,400)   $ (1,743,635)   $(42,236,246)
                                        ============    ============    ============    ============




  The accompanying notes are an integral part of these consolidated financial statements.

                                  PATHNET, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                For the period
                                                                               For the year ended               August 25, 1995
                                                                                   December 31,               (date of inception)
                                                                    ------------------------------------------   to December 31,
                                                                        1998            1997          1996          1998
                                                                    -------------  ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                        $ (36,296,596) $  (3,977,400) $  (1,743,635) $ (42,444,457)
   Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation expense                                                732,813         46,642          9,024        788,831
     Amortization of deferred financing costs                            842,790           --             --          842,790
     Loss on disposal of asset                                              --            5,500           --            5,500
     Write-off of deferred financing costs                               581,334           --             --          581,334
     Interest expense resulting from amortization of discount on
      the bonds payable                                                  307,125           --             --          307,125
     Stock based compensation                                            701,295           --             --          701,295
     Interest expense for beneficial conversion feature of
       bridge loan                                                          --             --          381,990        381,990
     Accrued interest satisfied by conversion of bridge loan to
       Series B convertible preferred stock                                 --             --           33,367         33,367
   Changes in assets and liabilities:
     Interest receivable                                              (4,846,952)          --             --       (4,846,952)
     Prepaid expenses and other current assets                          (156,935)       (46,876)        (1,695)      (205,505)
     Accounts payable                                                      6,709        386,106        110,094        507,614
     Accrued interest                                                  8,932,294           --             --        8,932,294
     Deferred revenue                                                       --             --             --             --
     Accrued expenses and other liabilities                              339,688        269,783         17,572        639,687
                                                                   -------------  -------------  -------------  -------------
       Net cash used in operating activities                         (28,856,435)    (3,316,245)    (1,193,283)   (33,775,087)
                                                                   -------------  -------------  -------------  -------------
Cash flows from investing activities:
   Expenditures for network in progress                              (33,619,342)    (1,739,782)          --      (35,359,124)
   Expenditures for property and equipment                            (2,769,076)      (381,261)       (46,653)    (3,205,893)
   Purchase of marketable securities available for sale             (169,587,319)          --             --     (169,587,319)
   Purchase of marketable securities - pledged as collateral         (83,097,655)          --             --      (83,097,655)
   Sale of marketable securities - pledged as collateral              22,271,181           --             --       22,271,181
   Restricted cash                                                    (9,971,142)      (760,211)          --      (10,731,353)
   Issuance of note receivable to incumbent                           (3,206,841)          --             --       (3,206,841)
   Repayment of note receivable                                            9,000           --             --            9,000
                                                                   -------------  -------------  -------------  -------------
       Net cash used in investing activities                        (279,971,194)    (2,881,254)       (46,653)  (282,908,004)
                                                                   -------------  -------------  -------------  -------------
Cash flows from financing activities:
   Issuance of voting and non-voting common stock                           --             --             --            1,000
   Proceeds from sale of preferred stock                              19,999,998     12,000,054      2,500,000     35,000,052
   Proceeds from sale of Series B convertible  preferred stock representing the conversion of committed but undrawn portion
     of bridge loan to Series B convertible preferred stock                 --             --          300,000        300,000
   Proceeds from bond offering                                       350,000,000           --             --      350,000,000
   Proceeds from bridge loan                                                --             --          700,000        700,000
   Exercise of employee common stock options                                  81           --             --               81
   Payment of issuance costs for preferred stock offerings                  --          (38,780)       (25,000)       (63,780)
   Payment of deferred financing costs                               (11,681,947)      (250,428)          --      (11,932,375)
                                                                   -------------  -------------  -------------  -------------
       Net cash provided by financing activities                     358,318,132     11,710,846      3,475,000    374,004,978
                                                                   -------------  -------------  -------------  -------------
Net increase in cash and cash equivalents                             49,490,503      5,513,347      2,235,064     57,321,887
Cash and cash equivalents at the beginning of period                   7,831,384      2,318,037         82,973           --
                                                                   -------------  -------------  -------------  -------------
Cash and cash equivalents at the end of period                     $  57,321,887  $   7,831,384  $   2,318,037  $  57,321,887
                                                                   =============  =============  =============  =============
Supplemental disclosure:
   Cash paid for interest                                          $  22,271,234  $        --    $        --    $  22,271,234
                                                                   =============  =============  =============  =============
   Noncash investing and financing transactions:
     Conversion of bridge loan plus accrued interest to
     Series B convertible preferred stock                          $        --    $        --    $     733,367  $     733,367
                                                                   =============  =============  =============  =============
     Conversion of non-voting common stock to voting common stock  $        --    $        --    $      14,500  $         500
                                                                   =============  =============  =============  =============
     Issuance of voting and non-voting common stock                $        --    $        --    $        --    $       9,000
                                                                   =============  =============  =============  =============
     Acquisition of network equipment financed by accounts payable $  10,200,650  $   5,092,013  $        --    $  10,200,650
                                                                   =============  =============  =============  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                  PATHNET INC.
                        (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     Period from August 25, 1995 (date of inception) to December 31 1995 and for the years ended December 31, 1996, 1997 and 1998

                                                                                                              Deficit
                                                                 Note                           Accumulated  Accumulated
                                                              Receivable              Additional   Other       During
                                               Common Stock      From      Deferred    Paid-in Comprehensive Development
                                           Shares      Amount Stockholder Compensation Capital     Income      Stage       Total
                                          ---------  --------- ----------  ---------  ---------  ---------  ----------  -----------
Balance at August 25, 1995                     --    $    --    $    --    $    --    $    --    $    --    $    --     $      --
Issuance of Voting common stock           1,450,000     14,500     (4,500)      --         --         --       (9,500)          500
Issuance of Non-voting common stock       1,450,000     14,500     (4,500)      --         --         --       (9,500)          500
Net loss                                       --         --         --         --         --         --     (426,826)     (426,826)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ----------  -----------
   Balance at December 31, 1995           2,900,000     29,000     (9,000)      --         --         --     (445,826)     (425,826)
Cancellation of Non-voting common stock   (1,450,000)  (14,500)      --         --         --         --         --         (14,500)
Issuance of Voting common stock           1,450,000     14,500       --         --         --         --         --          14,500
Interest expense for beneficial conversion     --
   feature of bridge loan                      --         --         --         --      381,990       --         --         381,990
Net loss                                       --         --         --         --         --         --    (1,743,635)  (1,743,635)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ----------  -----------
   Balance at December 31, 1996           2,900,000     29,000     (9,000)      --      381,990       --    (2,189,461)  (1,787,471)
Net loss                                       --         --         --         --         --         --    (3,977,400)  (3,977,400)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ----------  -----------
   Balance at December 31, 1997           2,900,000     29,000     (9,000)      --      381,990       --    (6,166,861)  (5,764,871)
Exercise of stock options                     2,358         24       --         --           57       --         --              81
Repayment of note receivable                   --         --        9,000       --         --         --         --           9,000
Deferred compensation expense related to
   issuance of employee common stock options   --         --         --   (1,679,359) 1,679,359       --         --            --
Compensation expense related to issuance of
   employee common stock options               --         --         --      701,295       --         --         --         701,295
Fair value of warrants to purchase common      --
   stock                                       --         --         --         --    4,095,000       --         --       4,095,000
Net unrealized gain on marketable securities
   available for sale                          --         --         --         --         --      208,211       --         208,211
Net loss                                       --         --         --         --         --         --   (36,296,596) (36,296,596)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ----------  -----------
                                          2,902,358  $  29,024  $    --    $(978,064)$6,156,406  $ 208,211$(42,463,457 $(37,047,880)
                                          =========  =========  =========  =========  =========  =========  ==========  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY

         Pathnet, Inc. (Company) is a leading "carrier's carrier", providing high-quality, low-cost digital fiber and wireless communications capacity to under-served and second- and third-tier U.S. markets. The Company's strategy is to partner with owners of telecommunication assets, including utility, pipeline and railroad companies (Incumbents), to upgrade and aggregate existing infrastructure to a state-of-the-art SONET network. As of December 31, 1998, the Company had approximately 2,000 route miles of completed network, approximately 5,000 route miles of network under construction and approximately 10,000 route miles of network under contract. Due to demand and opportunity, Pathnet expanded the scope of its existing business strategy to include fiber. Pathnet offers telecommunications service to inter-exchange carriers, local exchange carriers, internet service providers, Regional Bell Operating Companies, cellular operators and resellers.

         The Company's business has been funded primarily through equity investments by the Company's stockholders and a private placement in April 1998 of units consisting of 12 1/4% Senior Notes due 2008 (Restricted Notes) and warrants (Warrants) to purchase Common Stock (Debt Offering). On September 2, 1998, the Company commenced an offer to exchange (Exchange Offer) all outstanding Restricted Notes for up to $350.0 million aggregate principal amount of 12 1/4% Senior Notes due 2008 (Registered Notes) which have been registered under the Securities Act of 1933, as amended (Securities Act). The terms of the Registered Notes are identical in all material respects to the terms of the Restricted Notes, except that the Registered Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant upon the Company regarding registration under the Securities Act. The Exchange Offer expired on October 2, 1998 and all outstanding Restricted Notes were exchanged for Registered Notes. (The Restricted Notes and the Registered Notes are collectively referred to herein as the "Senior Notes".)

         A substantial portion of the Company's activities to date has involved developing strategic relationships with Incumbents and building its network. Accordingly, a majority of its revenues to date reflect only certain consulting and advisory services in connection with the design, development and construction of digital microwave infrastructure. The remainder of its revenues to date (approximately 10 per cent of its total revenues) was derived from the sale of bandwidth along the Company's digital network. The Company has also been engaged in constructing network, developing operating systems, constructing a network operations center, raising capital and hiring management and other key personnel. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

2.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

         While  the  Company  recently  commenced  providing   telecommunication
services to customers and recognizing the revenue from the sale of such telecommunication services, its principal activities to date have been securing contractual alliances with Incumbents, designing and constructing network

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segments, obtaining capital and planning its proposed service. Accordingly, the Company's consolidated financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of equity and debt securities, rather than recurring revenues, for its primary sources of cash since inception.

CONSOLIDATION

         The consolidated financial statements include the accounts of Pathnet, Inc. and its wholly-owned subsidiaries, Pathnet Finance I, LLC, Pathnet/Idaho Power License, LLC, Pathnet Fiber Optics, LLC and Pathnet/BNSF Equipment, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Actual amounts could differ from these estimates.

LOSS PER SHARE

         Basic  earnings  (loss) per share is computed  by  dividing  net income
(loss) by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 2,885,833 employee Common Stock options, the exercise of warrants to purchase 1,116,500 shares of Common Stock, and the conversion of 5,470,595 shares of Series A, B and C convertible preferred stock into 15,864,715 shares of Common Stock as of December 31, 1998, which could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents and accounts payable, approximate fair value due to the relatively short maturity of these instruments. As of December 31, 1998, the value of the Company's 12 1/4% Senior Notes was approximately $245 million.

CASH EQUIVALENTS

         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities and associated interest receivable, note receivable, and restricted cash. Marketable securities and associated interest receivable include U.S. Treasury securities and debt securities of U.S. Government agencies, certificates of deposit and money market funds, and corporate debt securities. The note receivable is guaranteed by the parent company of the note holder, a leading utility company. The Company has invested its excess cash in a money market fund with a commercial bank. The money market fund is collateralized by the underlying assets of the fund. The Company's restricted cash is maintained in an escrow account (see Note 5) at a major bank. The Company has not experienced any losses on its cash and cash equivalents and restricted cash.

MARKETABLE SECURITIES

         Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has classified certain securities as held to maturity pursuant to a pledge agreement. Held to maturity securities are stated at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investments in equity securities. Securities are classified as current or non-current based on the maturity date. Securities available for sale are carried at fair value based on quoted market prices at the balance sheet date, with unrealized gains and losses reported as part of accumulated other comprehensive income.

         The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income or expense. Realized gains and losses are included in other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. The Company's investments in debt and equity securities are diversified among high credit quality securities in accordance with the Company's investment policy.

PROPERTY AND EQUIPMENT

         Property and equipment, consisting of network in progress, communications network, office and computer equipment, furniture and fixtures and leasehold improvements, is stated at cost. Network in progress costs incurred during development are capitalized. Depreciation of the completed communications network commences when the network equipment is ready for its intended use and is computed using the straight-line method with estimated useful lives of network assets ranging between three to ten years. Depreciation of the office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are available for service. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and the related

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair value.

DEFERRED INCOME TAXES

         The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the Company's current provision for federal and state income taxes and the change in the Company's net deferred tax assets and liabilities during the period.

REVENUE RECOGNITION

         The Company earns revenue from the sale of telecommunication capacity and for project management and consulting services. Revenue from the sale of telecommunications capacity is earned when the service is provided. Revenue for project management and consulting services is recognized over the related project period as milestones are achieved. The Company defers revenue when contractual payments are received in advance of the performance of services. During 1998, one customer accounted for 98 per cent of the Company's total revenue.

DEFERRED FINANCING COSTS

         The Company has incurred costs related to the Debt Offering together with costs associated with obtaining future debt financing arrangements. Such costs are amortized over the term of the debt or financing arrangement other than when financing has not been obtained, in which case, the costs are expensed immediately.

COMPREHENSIVE LOSS

         Effective March 31, 1998, the Company adopted Statement of Statement of Financial Accounting Standards No 130 which requires additional reporting with respect to certain changes in assets and liabilities that previously were reported in stockholders' equity (deficit). Accordingly, the Company has included Consolidated Statements of Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996, and for the period August 25, 1995 (date of inception) to December 31, 1998 in the accompanying financial statements.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       MARKETABLE SECURITIES

         The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

        The following is a summary of the investments in marketable securities at December 31, 1998:

                                                                        Gross Unrealized
                                                                        ----------------
                                                             Cost       Gains        Losses     Market Value
                                                             ----       -----        ------     -------------
     Available for sale securities:
       U.S. Treasury securities and debt securities
         of U.S. Government agencies                 $   20,684,791 $    11,436  $         --   $  20,696,227
       Certificates of deposit and money market
       funds                                              7,098,225         116           878       7,097,463
       Corporate debt securities                        141,804,303     225,972        28,435     142,001,840
                                                     -------------- -----------  ------------   -------------
                                                     $  169,587,319 $   237,524  $     29,313   $ 169,795,530
                                                     ============== ===========  ============   =============

         Proceeds from the sales of available for sale securities and gross realized gains and gross realized losses on sales of available for sale securities were immaterial during the year ended December 31, 1998.

         The amortized cost and estimated fair value of available for sale securities by contractual maturity at December 31, 1998 is as follows:

                                                      Cost          Market Value

         Due in one year or less                 $   97,863,395   $   97,895,773
         Due after one year through two years        71,723,924       71,899,757
                                                 --------------   --------------
                                                 $  169,587,319   $  169,795,530
                                                 ==============   ==============

         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

         In addition to marketable securities, the Company has investments in pledged marketable securities that are pledged as collateral for repayment of interest on the Company's Senior Notes through April 2000 (see note 8) and are classified as non-current assets on the consolidated balance sheet. As of December 31, 1998 pledged marketable securities consisted of U.S. Treasury securities classified as held to maturity with an amortized cost of approximately $60.8 million, interest receivable on the pledged marketable securities of approximately $998,000 and cash and cash equivalents of approximately $41,000. Approximately $40.1 million of the investments contractually mature prior to December 31, 1999 and approximately $20.7 million contractually mature after December 31, 1999 and prior to April 30, 2000.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    NOTE RECEIVABLES

         Under the terms of a promissory note with an incumbent, the Company agreed to advance up to $10 million principal for the purpose of funding the incumbent's equipment expenditures under a Fixed Point Microwave Services agreement. Expenses are initially incurred by the Company and are recharged at cost to the incumbent as principal under the promissory note. The principal amount of the promissory note is due and payable on March 31, 1999. Interest on the promissory note accrues at the rate of 5 per cent per annum computed from the date of commissioning of the network, which had not occurred as of December 31, 1998. Commissioning of the network occurs when the network has been completed and is performing in accordance with agreed upon specifications. Approximately $3.2 million was outstanding under the promissory note as of December 31, 1998.

5.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at December 31, 1998 and 1997:

                                               1998                 1997
                                       -----------------      ---------------

         Network in progress            $    38,669,088       $     6,831,795
         Communications network               6,890,686                    --
         Office and computer equipment        2,267,647               248,880
         Furniture and fixtures                 766,013               120,093
         Leasehold improvements                 166,733                62,344
                                       ----------------       ---------------
                                             48,760,167             7,263,112
         Less: accumulated depreciation        (788,831)              (56,018)
                                       -----------------      ---------------
         Property and equipment, net   $      47,971,336      $     7,207,094
                                       ==================     ===============

         Network construction costs include all direct material and labor costs together with related allocable interest costs, necessary to construct components of a high capacity digital network which is owned and maintained by the Company. During 1998, a portion of network was completed and made available for use by the Company, and was transferred from network in process to communications network. Network construction in progress at December 31, 1998 and 1997 respectively included approximately $10.2 million and $5.1 million, respectively, of telecommunications equipment not yet paid for by the Company. Corresponding amounts are included in accounts payable at December 31, 1998 and 1997, respectively.

6.       DEFERRED FINANCING COSTS

         During 1998, the Company incurred total issuance costs of approximately $11.3 million in connection with the Debt Offering. For the year ended December 31, 1998, amortization of the costs of approximately $843,000 was charged to interest expense.

                                   PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 1997, debt-financing costs comprised approximately $250,000 related to costs incurred in anticipation of obtaining debt-financing arrangements with a vendor. During the year ended December 31, 1998, these costs, together with additional debt financing costs incurred during the year of approximately $364,000, were charged to interest expense as the related financing arrangements were not consummated.

7.       RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to collateralize the Company's obligations under certain of its Fixed Point Microwave Services (FPM) agreements. The funds in each escrow account are available only to fund the projects to which the escrow is related. Generally, funds are released from escrow to pay project costs as incurred. During the year ended December 31, 1998, the Company deposited approximately $10.3 million in escrow and no funds were released from escrow.

8.       LONG-TERM DEBT

         During 1998, the Company completed the Debt Offering for total gross proceeds of $350.0 million less total issuance costs of approximately $11.3 million. Upon issuance, approximately $345.9 million of the gross proceeds were allocated to the Senior Notes and approximately $4.1 million were allocated to the Warrants based upon estimated fair values. The Warrants expire on April 15, 2008. The estimated value attributed to the Warrants has been recorded as a discount on the face value of the Senior Notes and as additional paid-in capital. This discount is amortized as an increase to interest expense and the carrying value of the debt over the related term using the interest method. The Company has recorded approximately $307,000 of expense for the year ended December 31, 1998, related to the amortization of this discount. Interest on the Senior Notes accrues at an annual rate of 12 1/4 % , payable semiannually, in arrears, beginning October 15, 1998, with principal due in full on April 15, 2008. Interest expense, exclusive of the amortization of the discount, for the year ended December 31, 1998 was $31.3 million. The Company used approximately $81.1 million of the proceeds related to the Debt Offering to purchase U.S. Government debt securities, which are restricted and pledged as collateral for repayment of all interest due on the Senior Notes through April 15, 2000. The Company made its first interest payment of approximately $22.3 million on October 15, 1998. The Senior Notes are redeemable, in whole or part, at any time on or after April 15, 2003 at the option of the Company, at the following redemption prices plus accrued and unpaid interest (i) on or after April 15, 2003; 106% of the principal amount, (ii) on or after April 15, 2004; 104% of the principal amount, (iii) on or after April 15, 2005; 102% of the principal amount and (iv) on or after April 15, 2006; 100% of the principal amount. In addition, at any time prior to April 15, 2001, the Company may redeem within sixty days, with the net cash proceeds of one or more public equity offerings, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 112.25% of the principal amount plus accrued and unpaid interest provided that at least 65% of the original principal amount of the Senior Notes remain outstanding. Upon a change in control, as defined, each holder of the Senior Notes may require the Company to repurchase all or a portion of such holder's Senior Notes at a purchase price of cash equal

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to 101% of the principal amount plus accrued and unpaid interest and liquidated damages if any.

         The Senior Notes contain certain covenants which restrict the activities of the Company including limitations of indebtedness, restricted payments, issuances and sales of capital stock, affiliate transactions, liens, guarantees, sale of assets and dividends.

9.       CAPITAL STOCK TRANSACTIONS

COMMON STOCK

         The initial capitalization of the Company, on August 28, 1995, occurred through the issuance by the Company of 1,450,000 shares of voting common stock and 1,450,000 shares of non-voting common stock.

         On May 8, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of common stock (Initial Public Offering). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's decision to postpone the Initial Public Offering. In relation to the postponement of the Initial Public Offering, the Company wrote off approximately $1.4 million in expenses, consisting primarily of legal and accounting fees, printing costs, and Securities and Exchange Commission and Nasdaq Stock Market fees. On July 24, 1998, the Company's stockholders approved a 2.9-for-1 stock split which was effected on August 3, 1998, the record date. All share information has been adjusted for this stock split for all periods presented.

PREFERRED STOCK

         As part of its initial capitalization on August 25, 1995, the Company initiated a private offering of 1,000,000 shares of Series A convertible preferred stock for $1,000,000. Pursuant to the terms of the Investment and Stockholders' Agreement by and among the Company and certain stockholders of the Company (Investment and Stockholders' Agreement), the offering closed in two phases of $500,000 each. As of the signing of the Investment and Stockholders' Agreement, the Company received $500,000, representing the first closing on this offering in 1995. In addition, the offering provided for a convertible bridge loan in the amount of $1,000,000. The bridge loan carried an interest rate of 12% per annum and was due and payable in full on the earlier to occur of the anniversary date of the bridge loan issuance or the closing date of the Company's next equity financing. The bridge loan was converted into Series B preferred stock at 73% of the price of the Series B convertible preferred stock issued in the next equity financing.

         In February 1996, the Company issued 500,000 shares of Series A convertible preferred stock to the original investors in exchange for $500,000, representing the second closing under the Investment and Stockholders' Agreement. In August 1996, the Company drew $700,000 on a bridge loan with the original investors.

         On December 23, 1996, the Company consummated a private offering of 609,756 shares of Series B convertible preferred stock for $2,000,000 less issuance costs of $25,000 pursuant to the Investment and Stockholders' Agreement. In addition, simultaneously, the $700,000 bridge loan plus

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$33,367 of accrued interest was converted into 306,242 shares of Series B convertible preferred stock. The Company recognized $271,107 of interest expense to account for the beneficial conversion feature of the bridge loan. In addition, $300,000 representing the committed but undrawn portion of the bridge loan, was paid to the Company for the sale of 125,292 shares of Series B convertible preferred stock at a discounted rate. The Company recognized $110,883 of interest expense to account for the beneficial conversion feature of the committed but undrawn bridge loan. On June 18, 1997, pursuant to the Investment and Stockholders' Agreement, the Company received an additional $2,000,000 in a second closing in exchange for 609,756 shares of Series B convertible preferred stock. There were no issuance costs associated with the second closing.

         On October 31, 1997, pursuant to the Investment and Stockholders' Agreement, the Company consummated a private offering of 939,850 shares of Series C convertible preferred stock for approximately $10 million, less issuance costs of $38,780. On April 8, 1998, pursuant to the Investment and Stockholders' Agreement, the Company consummated a second closing of 1,879,699 shares of Series C convertible preferred stock for an aggregate purchase price of approximately $20.0 million. There were no issuance costs associated with the second closing.

         Each share of Series A, Series B and Series C convertible preferred stock entitles each holder to a number of votes per share equal to the number of shares of Common Stock into which each share of Series A, Series B and Series C convertible preferred stock is currently convertible.

         The holders of the Series A, Series B and Series C convertible preferred stock are entitled to receive dividends in preference to and at the same rate as dividends are paid with respect to the common stock. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of each share of Series A, Series B and Series C convertible preferred stock outstanding are entitled to be paid before any payment shall be made to the holders of any class of common stock or any stock ranking on liquidation junior to the convertible preferred stock, an amount, in cash, equal to the original purchase price paid by such holder plus any declared but unpaid dividends.

         In the event the assets of the Company are insufficient to pay liquidation preference amounts, then all of the assets available for distribution shall be distributed pro rata so that each holder receives that portion of the assets available for distribution as the number of shares of convertible preferred stock held by such holder bears to the total number of shares of convertible preferred stock then outstanding.

         Shares of the Series A, Series B, and Series C convertible preferred stock may be converted at any time, at the option of the holder, into voting common stock. The number of shares of voting common stock entitled upon conversion is the quotient obtained by dividing the face value of the Series A, Series B and Series C convertible preferred stock by the Applicable Conversion Rate, defined as the Applicable Conversion Value of $0.34, $1.13 or $3.67 per share, respectively.

         Each share of convertible preferred stock shall automatically be converted into the number of shares of voting common stock which such shares are convertible upon application of the Applicable Conversion Rate immediately upon the closing of a qualified underwritten public offering covering the offer and sale of capital stock which is defined as: (i) the Company is valued on a pre-money basis at greater than $50,000,000, (ii) the gross proceeds received by the Company exceed $20,000,000, and (iii)

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company uses a nationally recognized underwriter approved by holders of a majority interest of the Series A, Series B and Series C convertible preferred stock voting together.

         If the Company issues any additional shares of common stock of any class at a price less than the Applicable Conversion Value, in effect for the Series A, Series B or Series C convertible preferred stock immediately prior to such issuance or sale, then the Applicable Conversion Value shall be adjusted accordingly.

         In the event a qualified public offering has not occurred prior to December 23, 2000, the holder of shares of Series A or Series B preferred stock can require the Company to redeem the shares of Series A and Series B convertible preferred stock. After receipt from any one holder of an election to have any shares redeemed, the Company is required to send a notice to the Series A and Series B preferred stockholders on December 24, 2000 of the redemption price. If after sending the redemption notice to Series A and Series B preferred stockholders, the Company receives requests for redemption on or prior to January 11, 2001, from the holders of at least 67% of the Series A and Series B convertible preferred stock taken together, the Company must redeem all shares of Series A and Series B convertible preferred stock. Payment of the redemption price is due on January 23, 2001, for a cash price equal to the original purchase price paid by such holders for each share of Series A and Series B convertible preferred stock as adjusted for any stock split, stock distribution or stock dividends with respect to such shares. The successful completion of a qualified public offering is not within the control of the Company. Therefore, the Company does not present the Series A and Series B preferred stock as a component of stockholders' equity.

         In the event that a qualified public offering has not occurred prior to November 3, 2001, the holder of shares of Series C preferred stock can require the Company to redeem the shares of Series C convertible preferred stock. After receipt from any one holder of an election to have any shares redeemed, the Company is required to send a notice to the Series C preferred stockholders on November 4, 2001 of the redemption price. If after sending the redemption notice to Series C preferred stockholders, the Company receives requests for redemption on or prior to November 21, 2001, from the holders of at least 67% of the Series C convertible preferred stock, the Company must redeem all shares of Series C convertible preferred stock. Payment of the redemption price is due on December 3, 2001 for a cash price equal to the original purchase price paid by such holders for each share of Series C convertible preferred stock as adjusted for any stock split, stock distribution or stock dividends with respect to such shares. The successful completion of a qualified public offering is not within the control of the Company. Therefore, the Company does not present the Series C preferred stock as a component of stockholders' equity.

         Notwithstanding the provisions for optional redemption described above, pursuant to a Consent Waiver and Amendment effective March 24, 1998 among the Company and certain stockholders of the Company, the holders of the Series A, Series B and Series C convertible preferred stock agreed that no optional redemption of the Series A, Series B or Series C convertible preferred stock may be made by the Company prior to 90 days after (i) the final maturity dated of the Senior Notes (ii) or such earlier date (after the redemption date specified for such preferred stock) as the Senior Notes shall be paid in full.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      STOCK OPTIONS

         On August 28, 1995, the Company adopted the 1995 Stock Option Plan (1995 Plan), under which incentive stock options and non-qualified stock options could be granted to the Company's employees and certain other persons and entities in accordance with law. The Compensation Committee, which administers the 1995 Plan, determined the number of options granted, the vesting period and the exercise price of each award made under the 1995 Plan. The 1995 Plan will terminate August 28, 2005 unless terminated earlier by the Board of Directors. During 1998, the Compensation Committee determined that no further awards would be granted under the 1995 Plan.

         Options granted to date under the 1995 Plan generally vest over a three period and expire either 30 days after termination of employment or 10 years after date of grant. As of December 31, 1998, a total of 70,731 non-qualified stock options and 424,393 incentive stock options were issued at an exercise price of $0.03 per share, an amount estimated to equal or exceed the per share fair value of the common stock at the time of grant. As of December 31, 1998, the options issued at an exercise price of $0.03 had a weighted average contractual life of 6.68 years. As of December 31, 1998, 490,410 of the options issued at an exercise price of $0.03 were exercisable.

         On August 1, 1997, the Company adopted the 1997 Stock Incentive Plan (1997 Plan), under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and certain other types of awards may be granted to the Company's employees and certain other persons and entities in accordance with the law. To date, only non-qualified stock options have been granted under the 1997 Plan. The Compensation Committee, which administers the 1997 Plan, determines the number of options granted, the vesting period and the exercise price of each award granted under the 1997 Plan. The 1997 Plan will terminate July 31, 2007 unless earlier terminated by the Board of Directors.

         Options granted under the 1997 Plan generally vest over a three to seven year period and expire: (1) ten years after the date of grant, (2) two years after the date of the participant's termination without cause, disability or death, (3) three months after the date of the participant's resignation, (4) on the date of the participant's termination with cause or (5) on the date of any material breach of any confidentiality or non-competition covenant or agreement entered into between the participant and the Company.

         The options issued on October 31, 1997, at $3.67, vest on October 31, 2004 provided, however (i) if the Company has met 80% of its revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) budget for the calendar year ending December 31, 1998, which budget is approved by the Board of Directors of the Company, 50% of the shares covered by the options shall vest and become exercisable on January 1, 1999, (ii) if the Company has met 80% of its revenue and EBITDA budget for the calendar year ending December 31, 1999, which budget is approved by the Board of Directors of the Company, the remaining 50% of the shares covered by the options shall vest and become exercisable on January 1, 2000, and (iii) in the event that the first 50% of the shares covered by the options did not vest on January 1, 1999 as set forth in
(i) above and the Company not only meets 80% of its revenue and EBITDA budget for the year ending December 31, 1999 but exceeds 80% of its

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue and EBITDA budget for the year ending December 31, 1999, which budget is approved by the Board of Directors of the Company, in an amount at least equal to the deficiency that occurred in the year ending December 31, 1998, 100% of the shares covered by the options shall vest and become exercisable on January 1, 2000. Unvested and uncancelled options issued at $3.67 immediately become fully vested and exercisable upon a change of control or a qualified public offering, as defined in the option agreement.

         The options issued at $1.13 vest ratably over three or four consecutive years subject to certain acceleration provisions set forth in an employment agreement such as the immediate vesting upon a change in control or a qualified initial public offering. Under certain circumstances and subject to the terms of the Senior Notes, upon the election of the employee upon termination of employment, the Company will be required to pay the employee the fair value of the vested options held on the date of such termination.

         As of December 31, 1998, a total of 2,390,707 non-qualified options were issued and outstanding, 1,523,323 at an exercise price of $1.13 per share, 520,134 at an exercise price of $3.67 per share and 347,250 at an exercise price of $5.20 per share. Of the options issued at $1.13, 425,790 shares were exercisable at December 31, 1998. None of the options issued at $3.67 or $5.20 were exercisable at December 31, 1998. As of December 31, 1998, the weighted average contractual life of the options issued at $1.13, $3.67 and $5.20 was 8.9 and 8.9 and 9.9 years, respectively.

          During the year ended December 31, 1998, 667,373 and 89,721 options were issued at an exercise price of $1.13 and $3.67 per share, respectively. The estimated fair value of the Company's underlying common stock in each case was determined to be $1.99 per share and $16.00, respectively. Accordingly, the Company calculated deferred compensation expense of approximately $1.7 million related to the options granted during the year and recognized compensation expense of approximately $701,000. The Company will recognize the balance of the compensation expense over the remainder of the vesting period of the options.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Stock option activity was as follows:

                                                          1995 Plan                       1997 Plan
                                             -----------------------------------   --------------------
                                                              Non-                   Non-                    Weighted
                                                Incentive   Qualified              Qualified                  Average
                                                  Stock       Stock                  Stock                    Exercise
                                                 Options     Options      Price     Options       Price        Price
                                                 -------     -------      -----     -------       -----        -----

    Options outstanding, December 31, 1995       410,248      70,731    $ 0.034          --         --        $  0.034
    Granted                                       14,147       7,074    $ 0.034          --         --        $  0.034
    Exercised                                         --          --         --          --         --              --
    Canceled                                          --          --         --          --         --              --
                                                 -------
    Options outstanding, December 31, 1996       424,395      77,805    $ 0.034          --         --        $  0.034
    Granted                                           --          --         --   1,289,167   $1.13-$3.67     $  1.980
    Exercised                                         --          --         --          --         --              --
    Canceled                                          --          --         --          --         --              --
                                               ---------     -------              ---------
    Options outstanding, December 31, 1997       424,395      77,805     $0.034   1,289,167   $1.13-$3.67     $  1.430

    Options granted                                   --          --         --   1,107,094   $1.13-$5.20     $  2.622
    Options exercised                                 --      (2,358)    $0.034          --         --          --
    Options cancelled                                 --      (4,716)    $0.034      (5,554)  $1.13-$5.20     $  3.145
                                               ---------     -------              ---------
    Options outstanding at December 31, 1998     424,395      70,731     $0.034   2,390,707   $1.13-$5.20     $  1.888
                                               =========     =======              =========

The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant, compensation expense is to be recognized over the applicable vesting period.


                                                    Year Ended December 31,
                                           --------------------------------------
                                            1998            1997             1996
                                            ----            ----             ----
      Net loss as reported               $36,296,596    $3,977,400        $1,743,635
      Pro forma net loss                 $36,859,594    $3,978,164        $1,747,570
      Basic and diluted net loss per
          share as reported.                 $(12.51)       $(1.37)           $(0.60)
      Pro forma basic and diluted net
          loss per share                     $(12.70)       $(1.37)           $(0.60)

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997 and 1996, respectively: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.55% and 6.35% and expected terms of 5.0 and 5.8 years. The following weighted-average assumptions were used for grants during the year ended December 31, 1998: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 5.18% and expected terms of 5.5 years.

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 1998 and 1997, the weighted average remaining contractual life of the options is 8.63 years and 9.21 years, respectively. As of December 31, 1998 and 1997 the pro forma tax effects would include an increase to the deferred tax asset and the valuation allowance of approximately $225,000, and $300 respectively; therefore, there is no pro forma tax effect.

11.      VENDOR AGREEMENTS

         Pursuant to a Master Agreement entered into by the Company and NEC on August 8, 1997, as amended, the Company has the option to acquire, by March 31, 2003, a total of $200 million worth of certain equipment, services and licensed software to be used by the Company in its network under pricing and payment terms that the Company believes are favorable. In addition, NEC has agreed, subject to certain conditions, to warranty equipment purchased by the Company from NEC for three years, if defective, to repair or replace certain equipment promptly and to maintain a stock of critical spare parts for up to 15 years. The Company's agreement with NEC provides for fixed prices during the first three years of its term. As of December 31, 1998, the Company had purchased $31.1 million of equipment under this agreement.

         Pursuant to a supply agreement entered into by the Company and Lucent Technologies (Lucent) on December 18, 1998, the Company agreed that Lucent should be its exclusive supplier of fiber optic cable for its nationwide, voice and data network. Lucent may provide financing of up to approximately $400 million of fiber purchases for the construction of the Company's network and may provide or arrange financing for future phases of the fiber portion of the Company's network. The total amount of financing over the life of this seven-year agreement is not to exceed $1.8 billion. Certain material terms of the Company's transactions with Lucent are currently under review by Lucent and the Company. There can be no assurance that the financing contemplated by the supply agreement will be consummated or, if consummated, consummated on the terms and conditions described above. The supply agreement provides that Lucent will provide the Company with a broad level of support, including fiber optic equipment, network planning and design, technical and marketing support, and financing. As of December 31, 1998, no purchases were made by the Company under this agreement.

12.      COMMITMENTS AND CONTINGENCIES

         The Company maintains office space in Washington, D.C., Kansas and Texas. The most significant lease relates to the Company's headquarters facility in Washington, D.C. The partnership leasing the space in Washington, D.C. is controlled by a director of the Company. The lease expires on August 31, 1999, and is renewable by the Company for two additional one-year periods. Rent paid to this related party during the year ended December 31, 1998, 1997 and 1996, was $281,890, $60,980 and $0, respectively. The Company has no amounts due to the related party as of December 31, 1998.

         On December 30, 1998, the Company entered into a lease agreement for the lease of tower site space, sufficient to perform its obligations under a fixed point microwave agreement (FPMA) with an incumbent. Under the terms of the lease, the Company is obligated to rent of $130,000 per month for a period expiring on the later of (i) the expiration of the FPMA as to that site, or (ii) ten years from the

                                  PATHNET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective date of the agreement. The agreement provides for an increase in the rent payable commencing on December 1, 1999 and on each succeeding year thereafter to December 1, 2008, by an amount equal to 4 per cent of the rent then in effect.

         The Company's future minimum rental payments under noncancellable operating leases are as follows:

         1999                            $     2,177,440
         2000                                  1,913,822
         2001                                  1,967,214
         2002                                  2,033,577
         2003 and thereafter                  12,089,432
                                         ---------------
         Total                           $    20,181,485
                                         ===============


         Rent expense for the years ended December 31 1998, 1997, and 1996 was $389,969, $114,673 and $4,399, respectively.

         The Company earns microwave telecommunication capacity revenue under an indefeasible right of use (IRU) agreement dated December 1, 1998, of $137,000 per month commencing December 1998 and expiring on the later of (i) the expiration of the FPMA as to that site, or (ii) ten years from the effective date of the agreement. The IRU agreement provides for an increase in the rent receivable commencing on December 1, 1999 and on each succeeding year thereafter to December 1, 2008, by an amount equal to 4 per cent of the rent then in effect.

         In exchange for a non-compete agreement, the Company has agreed to pay a senior management employee a severance payment of $275,000, if such employee's employment with the Company is terminated.

         As at December 31, 1998, the Company had capital commitments of approximately $28.0 million relating to telecommunications and transmission equipment.

13.      INCOME TAXES

         The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1998 and 1997, is as follows:

                                                               December 31,
                                                           1998            1997
                                                           ----            ----
     Deferred revenue                               $          949      $   117,000
     Capitalized start-up costs                          1,370,937        1,271,227
     Capitalized research and development costs             66,111           79,333
     Net operating loss carryforward.                   15,325,484          754,458
                                                    --------------      -----------
                                                        16,763,481        2,222,018
     Less valuation allowance                          (16,763,481)      (2,222,018)
                                                    --------------     ------------
     Net deferred tax asset                         $           --      $        --
                                                    ==============      ===========

         Capitalized costs represent expenses incurred in the organization and start-up of the Company. For federal income tax purposes, these costs are being amortized over sixty months.

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences are deductible. The Company has provided a valuation allowance against its deferred tax assets as they are long-term in nature and their ultimate realization cannot be determined.