Form 10-Q
period 1999-03-31
PATHNET INC
filed 1999-05-17
CIK 1061148

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


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

                                 Yes [X] No [ ]

As of May 10, 1999, there were 2,906,860 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                         PATHNET, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                      INDEX

                                                                                     Page


Part I.   Financial Information

Item 1.   Unaudited Consolidated Financial Statements

             Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
               December 31, 1998                                                      3

           Unaudited Consolidated  Statements of Operations for the three months ended March 31, 1999 and 1998 and for the period  August 25, 1995
               (date of inception) to  March 31, 1999                                 4

            Unaudited  Consolidated  Statements  of  Comprehensive  Loss for the
               three  months  ended  March 31,  1999 and 1998 and for the period
               August 25, 1995 (date of inception) to March 31, 1999                  5

            Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 and for the period August 25, 1995
               (date of inception) to March 31, 1999                                  6

            Notes to Unaudited Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 16

Part II.   Other Information

Item 1.    Legal Proceedings                                                         17
Item 2.    Changes in Securities and Use of Proceeds                                 17
Item 3.    Defaults Upon Senior Securities                                           17
Item 4.    Submission of Matters to a Vote of Security Holders                       17
Item 5.    Other Information                                                         18
Item 6.    Exhibits and Reports on Form 8-K                                          18

Signatures                                                                           19

Exhibits Index                                                                       20

Part I.     Financial Information

Item 1.    Financial Statements

                         PATHNET, INC. AND SUBSIDIARIES
                         (Development Stage Enterprises)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,        December 31,
                                                                                                       1999               1998
                                                                                                  -------------     -------------
                                                                                                    (unaudited)
                                        ASSETS
Cash and cash equivalents                                                                         $  98,333,292     $  57,321,887
Note receivable                                                                                               -         3,206,841
Interest receivable                                                                                   2,511,486         3,848,753
Marketable securities available for sale, at market                                                  61,094,006        97,895,773
Prepaid expenses and other current assets                                                             4,374,514           205,505
                                                                                                  -------------     -------------
   Total current assets                                                                             166,313,298       162,478,759
Property and equipment, net                                                                          69,038,378        47,971,336
Deferred financing costs, net                                                                        10,224,246        10,508,251
Restricted cash                                                                                      10,846,191        10,731,353
Marketable securities available for sale, at market                                                  50,074,604        71,899,757
Pledged marketable securities held to maturity                                                       62,655,577        61,824,673
Other assets                                                                                            108,565                 -
                                                                                                  -------------     -------------
     Total assets                                                                                 $ 369,260,859     $ 365,414,129
                                                                                                  =============     =============
                  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                          AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                                  $  14,284,332     $  10,708,263
Accrued interest                                                                                     19,651,045         8,932,294
Accrued expenses and other current liabilities                                                        1,510,532           639,688
                                                                                                  -------------     -------------
   Total current liabilities                                                                         35,445,909        20,280,245
12 1/4% Senior Notes, net of unamortized bond discount of $3,685,500 and $3,787,875
   respectively                                                                                     346,314,500       346,212,125
Other non-current liabilities                                                                           103,017                 -
                                                                                                  -------------     -------------
   Total liabilities                                                                                381,863,426       366,492,370
                                                                                                  -------------     -------------
Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding at March 31, 1999 and  December 31, 1998, respectively (liquidation
  preference $1,000,000)                                                                              1,000,000         1,000,000
Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and outstanding at March 31, 1999 and  December 31, 1998, respectively (liquidation
  preference $5,033,367)                                                                              5,008,367         5,008,367
Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized, issued and outstanding at March 31, 1999 and  December 31, 1998, respectively (liquidation
  preference $30,000,052)                                                                            29,961,272        29,961,272
                                                                                                  -------------      ------------
   Total mandatorily redeemable preferred stock                                                      35,969,639        35,969,639
                                                                                                  -------------      ------------
Common stock,  $0.01 par value,  60,000,000  shares authorized at March 31, 1999 and December 31, 1998, respectively; 2,903,324 and 2,902,358 shares issued and
  outstanding at March 31, 1999 and December 31, 1998, respectively                                      29,033            29,024
Deferred compensation                                                                                  (843,988)         (978,064)
Additional paid-in capital                                                                            6,157,488         6,156,406
Accumulated other comprehensive income                                                                   74,320           208,211
Deficit accumulated during the development stage                                                    (53,989,059)      (42,463,457)
                                                                                                  -------------     -------------
   Total stockholders' equity (deficit)                                                             (48,572,206)      (37,047,880)
                                                                                                  -------------     -------------
     Total liabilities, mandatorily redeemable preferred stock and stockholders' equity(deficit)  $ 369,260,859     $ 365,414,129
                                                                                                  =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         PATHNET, INC. AND SUBSIDIARIES
                         (Development Stage Enterprises)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                      For the period
                                                                                                      August 25, 1995
                                                               For the three months ended           (date of inception
                                                                       March 31,                       to March 31,
                                                          ----------------------------------
                                                               1999                1998                    1999
                                                          -------------       --------------           -------------

Revenue                                                   $     826,104       $      100,000           $   2,573,143
                                                          -------------       --------------           -------------
Operating expenses:
     Cost of revenue                                          2,651,200              714,740              10,198,820
     Selling, general and administrative                      2,795,360            2,110,807              18,420,709
     Depreciation expense                                       537,639               37,223               1,326,470
                                                          -------------       --------------           -------------
        Total operating expenses                              5,984,199            2,862,770              29,945,999
                                                          -------------       --------------           -------------
Net operating loss                                           (5,158,095)          (2,762,770)            (27,372,856)
Interest expense                                            (10,270,211)                   -             (43,258,022)
Interest income                                               3,814,608               80,740              17,929,844
Write-off of initial public offering costs                            -                    -              (1,354,534)
Other income (expense), net                                      88,096               (2,811)                 85,509
                                                          -------------       --------------           -------------
        Net loss                                          $ (11,525,602)      $   (2,684,841)          $ (53,970,059)
                                                          =============       ==============           =============
Basic and diluted loss per
     common share                                         $       (3.97)      $        (0.93)          $      (18.61)
                                                          =============       ==============           =============
Weighted average number of
     common shares outstanding                                2,902,895            2,901,022               2,900,762
                                                          =============       ==============           =============



        The accompanying notes are an integral part of these consolidated financial statements.

                         PATHNET, INC. AND SUBSIDIARIES
                         (Development Stage Enterprises)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)

                                                                                                      For the period
                                                                                                      August 25, 1995
                                                               For the three months ended           (date of inception
                                                                       March 31,                       to March 31,
                                                          ----------------------------------
                                                               1999                1998                    1999
                                                          -------------       --------------           -------------
Net loss                                                  $ (11,525,602)      $   (2,684,841)         $  (53,970,059)

Other comprehensive income:
    Net unrealized (loss) gain on marketable
       securities available for sale                           (133,891)                  -                  74,320
                                                           ------------       --------------           -------------
Comprehensive loss                                        $ (11,659,493)      $   (2,684,841)          $ (53,895,739)
                                                           ============       ==============           =============





  The accompanying notes are an integral part of these consolidated financial statements.

                      PATHNET, INC. AND SUBSIDIARIES
                     (Development Stage Enterprises)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                                                    For the period
                                                                                                                   August 25, 1995
                                                                            For the three months ended           (date of inception
                                                                                          March 31,                 to March 31,
                                                                              --------------------------------
                                                                                   1999                1998              1999
                                                                              -------------     --------------      --------------

Cash flows from operating activities:
   Net loss                                                                   $ (11,525,602)    $   (2,684,841)     $  (53,970,059)
   Adjustment to reconcile net loss to net cash used in operating activities
      Depreciation expense                                                          537,639             37,223           1,326,470
      Amortization of deferred financing costs                                      284,005                  -           1,126,795
      Loss on disposal of asset                                                           -                  -               5,500
      Write-off of deferred financing costs                                               -            337,910             581,334
      Interest expense resulting from amortization of discount on the
        bonds payable                                                               102,375                  -             409,500
      Amortization of premium paid on pledged securities                            167,295                  -             167,295
      Stock based compensation                                                      134,076                  -             835,371
      Interest expense for beneficial conversion feature of bridge loan                   -                  -             381,990
      Accrued interest satisfied by conversion of bridge loan to
        Series B convertible preferred stock                                              -                  -              33,367
   Changes in assets and liabilities:
      Interest receivable                                                           339,068                  -          (4,507,884)
      Prepaid expenses and other assets                                          (4,277,574)          (108,145)         (4,483,079)
      Accounts payable                                                           (1,234,100)         1,687,380            (726,486)
      Accrued interest                                                           10,718,751                  -          19,651,045
      Accrued expenses and other liabilities                                        973,861            157,334           1,613,548
                                                                              -------------     --------------      --------------
        Net cash used in operating activities                                    (3,780,206)          (573,139)        (37,555,293)
                                                                               -----------      --------------      --------------
Cash flows from investing activities:
   Expenditures for network in progress                                         (16,668,923)        (2,084,372)        (52,028,047)
   Expenditures for property and equipment                                         (125,589)          (710,337)         (3,331,482)
   Sale (purchase) of marketable securities available for sale                   58,493,029                  -        (111,094,290)
   Purchase of marketable securities - pledged as collateral                              -                  -         (83,097,655)
   Sale of marketable securities - pledged as collateral                                  -                  -          22,271,181
   Restricted cash                                                                 (114,838)           471,475         (10,846,191)
   Repayment of note receivable                                                   3,206,841              9,000               9,000
                                                                              -------------     --------------      --------------
        Net cash provided by (used in) investing activities                      44,790,520         (2,314,234)       (238,117,484)
                                                                              -------------     --------------      --------------
Cash flows from financing activities:
   Issuance of voting and non-voting common stock                                         -                  -               1,000
   Proceeds from sale of preferred stock                                                  -                  -          35,000,052
   Proceeds from sale of Series B convertible  preferred stock  representing the conversion of committed but undrawn portion of bridge loan to Series B
     convertible preferred stock                                                          -                  -             300,000
   Proceeds from bond offering                                                            -                  -         350,000,000
   Proceeds from bridge loan                                                              -                  -             700,000
   Exercise of employee common stock options                                          1,091                 81               1,172
   Payment of issuance costs for preferred stock offerings                                -                  -             (63,780)
   Payment of deferred financing costs                                                    -            (87,482)        (11,932,375)
                                                                              -------------     --------------      --------------
        Net cash provided by (used in) financing activities                           1,091           (87,401)         374,006,069
                                                                              -------------     --------------      --------------
Net increase in cash and cash equivalents                                        41,011,405         (2,974,774)         98,333,292
Cash and cash equivalents at the beginning of period                             57,321,887          7,831,384                   -
                                                                              -------------     --------------      --------------
Cash and cash equivalents at the end of period                                $  98,333,292     $    4,856,610      $   98,333,292
                                                                              =============     ==============      ==============


   The accompanying notes are an integral part of these consolidated financial statements.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.         THE COMPANY

         Pathnet, Inc. (Company) is a carrier's carrier, providing high-quality, low-cost digital fiber and wireless communications capacity to under-served and second- and third-tier U.S. markets. During the first quarter of 1999, Pathnet expanded its business strategy to include construction and deployment of digital networks utilizing both wireless and fiber-optic technologies. The decision to incorporate fiber-optic technologies into existing plans for a nationwide network was made to satisfy demand from potential customers for high-bandwidth facilities, which the Company's wireless network is not equipped to handle. Pathnet offers telecommunications service to inter-exchange carriers, local exchange carriers, internet service providers, Regional Bell Operating Companies, cellular operators and resellers.

         During the first quarter of 1999, the Company continued to focus on developing its network. As part of its expanded strategy, the Company entered into two agreements with Worldwide Fiber USA (WFI) (formerly known as Pacific Fiber Link, LLC) in March 1999 to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado. (See note 9 to these Financial Statements.)

         As of March 31, 1999, the Company had approximately 2,100 route miles of completed network and approximately 4,600 route miles of network under construction.

         The Company's business is funded primarily through equity investments by the Company's stockholders and $350.0 million aggregate principal amount of 12 1/4% Senior Notes due 2008 (Senior Notes) which have been registered under the Securities Act of 1933, as amended (Securities Act).

         A substantial portion of the Company's activities to date has involved developing strategic relationships with railroads, pipelines, utilities and state and local governments (Incumbents) and building its network. Accordingly, a majority of its revenues to date reflect only certain consulting and advisory services in connection with the design, development and construction of digital microwave infrastructure. The remainder of its revenues to date (approximately
28.8 per cent) has been derived from the sale of bandwidth along the Company's digital network. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

2.       BASIS OF ACCOUNTING

         While  the  Company  recently  commenced  providing   telecommunication
services to customers and recognizing the revenue from the sale of such telecommunication services, its principal activities to date have been securing contractual alliances with Incumbents and partners, designing and constructing network segments, obtaining capital and planning its proposed service. Accordingly, the Company's consolidated financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of equity and debt securities, rather than recurring revenues, for its primary sources of cash since inception.

         In June 1997, the Financial Accounting Standards Board issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related
Information"("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's current operations comprise only one segment, the sale of telecommunications capacity, and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1999, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

3.       REVENUE RECOGNITION

         The Company earns revenue from the sale of telecommunication capacity and for project management and consulting services. Revenue from the sale of telecommunications capacity is earned when the service is provided. Revenue for project management and consulting services is recognized based on the percentage of the services completed. The Company defers revenue when contractual payments are received in advance of the performance of services.

         Revenue from the sale of telecommunication capacity includes revenue earned under indefeasible right of use (IRU) agreements. The Company recognizes revenue under such agreements on a straight-line basis over their term.

         On a limited basis, the Company makes purchases of telecommunications equipment and ancillary services on behalf of the Incumbents. During the first quarter of 1999, the Company purchased approximately $3.6 million of telecommunications equipment, which includes shelters and towers, and ancillary services on behalf of two of its Incumbents. The Company makes these purchases in an agency capacity, passing such costs onto the Incumbents at no margin. Accordingly, the Company has not recorded the transactions in the accompanying Consolidated Statement of Operations. As of March 31, 1999, the Company recorded, as a component of Prepaid Expenses and Other Current Assets, $2.4 million related to these transactions.

4.       LOSS PER SHARE

         Basic  earnings  (loss) per share is computed  by  dividing  net income
(loss) by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 2,936,493 employee Common Stock options, the exercise of warrants to purchase 1,116,500 shares of Common Stock, and the conversion of 5,470,595 shares of Series A, B and C convertible preferred stock into 15,864,715 shares of Common Stock as of March 31, 1999, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

5.       MARKETABLE SECURITIES

         The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

The following is a summary of the investments in marketable securities at March 31, 1999:

                                                                              Gross Unrealized
                                                                              ----------------
                                                             Cost           Gains        Losses        Market Value
                                                      ----------------- ------------  -----------   ------------------
Available for sale securities:
  U.S. Treasury securities and debt securities
      of U.S. Government agencies                     $      35,735,957 $      9,098 $     14,562   $       35,730,493
  Certificates of deposit and money market
      funds                                                   1,999,832        1,908           --            2,001,740
  Corporate debt securities                                  73,358,501       79,887        2,011           73,436,377
                                                      ----------------- ------------  -----------   ------------------
                                                      $     111,094,290 $     90,893  $    16,573   $      111,168,610
                                                      ================= ============  ===========   ==================

         Net proceeds from the sales of available for sale securities were approximately $58,493,000 and gross realized gains on sales of available for sale securities were approximately $86,000 during the three months ended March 31, 1999.

         The amortized cost and estimated fair value of available for sale securities by contractual maturity at March 31, 1999 is as follows:

                                                         Cost               Market Value
                                                 ------------------       ----------------
         Due in one year or less                 $       61,048,866      $      61,094,006
         Due after one year through two years            50,045,424             50,074,604
                                                 ------------------       ----------------
                                                 $      111,094,290      $     111,168,610
                                                 ==================       ================

         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

         In addition to marketable securities, the Company has investments in pledged marketable securities that are pledged as collateral for repayment of interest on the Company's Senior Notes through April 2000) and are classified as non-current assets on the consolidated balance sheet. As of March 31, 1999, pledged marketable securities consisted of U.S. Treasury securities classified as held to maturity with an amortized cost of approximately $60.6 million, interest receivable on the pledged marketable securities of approximately $2.0 million and cash and cash equivalents of approximately $41,000. All of the investments contractually mature by March 31, 2000.

6.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at March 31, 1999 and December 31, 1998:

                                                                        March 31,             December 31,
                                                                           1999                   1998
                                                                   -----------------         ----------------
         Network in progress                                       $     49,662,363       $       38,669,088
         Communications network                                          17,335,336                6,890,686
         Office and computer equipment                                    2,421,084                2,267,647
         Furniture and fixtures                                             767,982                  766,013
         Leasehold improvements                                             178,083                  166,733
                                                                   ----------------       ------------------
                                                                         70,364,848               48,760,167
         Less: accumulated depreciation                                  (1,326,470)                (788,831)
                                                                   ----------------       ------------------
 Property and equipment, net                                       $     69,038,378       $       47,971,336
                                                                   ================       ==================

         Network in progress includes (i) all direct material and labor costs incurred on the construction of the network together with related allocable interest costs, necessary to construct components of a high capacity digital network which is owned and maintained by the Company, and (ii) network related inventory of parts and equipment. When a portion of network has been completed and made available for use by the Company it is transferred from network in process to communications network. As of March 31, 1999, the Company incurred non-cash capital expenditures of approximately $15.0 million.

7.       RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to secure the Company's obligations under certain of its Fixed Point Microwave Services (FPM) agreements. The funds in each escrow account are available only to fund the project to which the escrow is related until such project has been completed, at which time surplus funds will be returned to the Company. Generally, funds are released from escrow to pay project costs when such costs incurred and agreed upon under the contract. During the three months ended March 31, 1999, no funds were released from escrow.

8.       COMMITMENTS AND CONTINGENCIES

         As of March 31, 1999, the Company had capital commitments of up to approximately $93.0 million relating to telecommunication and transmission
equipment  and  its  agreement  with  WFI.  (see  note  9  to  these   Financial
Statements).

9.       FIBER AGREEMENT

         On March 31, 1999, the Company signed two agreements with WFI to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado. The total shared projected cost for this project is in excess of $100 million. The 1,100-mile network between Chicago and Denver will pass through Des Moines, Iowa; Omaha, Nebraska; and Lincoln, Nebraska. WFI will lead-manage the project with construction to be completed in two segments. The first segment, Chicago to Omaha, is expected to be complete in late 1999 with the second segment, Omaha to Denver, scheduled to come on line in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     CERTAIN STATEMENTS CONTAINED IN THIS ITEM CONSTITUTE FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW.

Overview

         During the first quarter of 1999, Pathnet expanded its business strategy to include construction and deployment of digital networks utilizing both wireless and fiber-optic technologies. The decision to incorporate fiber-optic technologies into existing plans for a nationwide network was made to satisfy demand from potential customers for high-bandwidth facilities.

         Due to Pathnet's focus to date on developing its network, the majority of its revenues to date reflect certain consulting and project management services in connection with the design, development and construction of digital microwave infrastructure. The remaining portion of its revenues has resulted from the sale of bandwidth services along its network. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

Worldwide Fiber Agreement

         The Company continued to focus on developing its network in the first quarter of 1999. As part of its expanded strategy, the Company entered into agreements with Worldwide Fiber USA (WFI) (formerly known as Pacific Fiber Link,
LLC) in March 1999 to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado. The 1,100-mile network will pass through Des Moines, Iowa; Omaha, Nebraska; and Lincoln, Nebraska.

Results of Operations

Three Months Ended March 31, 1999 Compared with the Three Months Ended March 31, 1998

         During the three months ended March 31, 1999, the Company continued to focus on developing relationships with railroads, pipelines, utilities and state and local governments (collectively, "Incumbents") and partners, the buildout of its network and the development of its infrastructure including the hiring of key management personnel.

         Revenue

         For the three months ended March 31, 1999 and 1998, the Company generated revenues of approximately $826,000 and $100,000, respectively. For the three months ended March 31, 1999, the Company generated revenues from the sale of telecommunications services of approximately $576,000, together with revenue from consulting and advisory services in connection with the design, development and construction of digital microwave infrastructure of approximately $250,000. For the three months ended March 31, 1998, the Company's revenues consisted primarily of revenue from consulting and advisory services. The Company expects that a majority of future revenue to be generated from the sale of telecommunications services.

         Operating Expenses

         For the three months ended March 31, 1999 and 1998, the Company incurred operating expenses of approximately $6.0 million and $2.9 million, respectively. The increase is primarily as a result of the continued increased activity in the buildout of the Company's network and additional staff costs incurred as part the development of the Company's infrastructure. The Company expects selling, general and administrative expenses to continue to increase in the remainder of 1999 as additional staff is added. Cost of revenue reflects direct costs associated with performance of construction, management services and costs incurred in connection with the provision of telecommunications services.

         Interest Expense

         Interest expense for the three months ended March 31, 1999 was approximately $10.3 million. There was no interest expense for the three months ended March 31, 1998. Interest expense primarily represents interest on the Company's 12 1/4% Senior Notes due 2008 issued in April 1998 (the "Senior Notes") together with the amortization expense related to bond issuance costs in respect of the Senior Notes.

         Interest Income

         Interest income for the three months ended March 31, 1999 and 1998 was approximately $3.8 million and $81,000, respectively. This increase is primarily a result of additional cash arising from the Senior Notes issued in April 1998.

Liquidity and Capital Resources

         The Company expects to continue to generate cash primarily from external financing and, as its network matures, from operating activities. The Company's primary uses of cash will be to fund capital expenditures, working capital and operating losses. Deployment of the Company's digital network and expansion of the Company's operations and services will require significant capital expenditures. Capital expenditures will be used primarily for continued development and construction of its network, implementation of the Company's sales and marketing strategy and constructing and improvement of the Company's Network Operating Center (the "NOC").

         As of March 31, 1999, the Company had capital commitments of up to approximately $93.0 million relating to telecommunications and transmission equipment and its agreement with WFI. It is anticipated that these will be met with current resources of the Company and with the sale of dark and lit fiber capacity.

         As of March 31, 1999, the Company had approximately $209.4 million of cash, cash equivalents and marketable securities available for the funding of future operations. The Company expects these resources will be sufficient to fund the implementation of the Company's business plan into 2000. After such time, the Company expects to be required to procure additional financing which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity or debt securities. There can be no assurance the Company will be successful in raising sufficient capital or in obtaining such financing on terms acceptable to the Company.

         Pursuant to a Commitment Letter between Lucent and the Company that was executed in connection with the supply agreement between Lucent and the Company (the "Commitment Letter"), Lucent may provide financing of up to approximately $400 million for fiber purchases for the construction of the Company's network and may provide or arrange financing for future phases of such network. Under the terms of the Commitment Letter, the total amount of financing provided by Lucent will not exceed $1.8 billion of the $2.1 billion potential value of the supply agreement. Certain material terms of the Company's agreements with Lucent, including the terms of the Commitment Letter, are currently under review by Lucent and the Company. There can be no assurance that the transactions, including the financing contemplated by Commitment Letter, will be consummated at all or consummated on the terms described above. In addition, the Company may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions.

         Because the Company's cost of designing and building its network and operating its business, as well as its revenues, will depend on a variety of factors (including, among other things, the ability of the Company to meet its roll-out schedules, its ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services and products they purchase, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Accordingly, there can be no assurance that the Company's actual capital requirements will not exceed the anticipated amounts described above.

Year 2000

         The Year 2000 issue exists because many computer systems and software applications use two digits rather than four digits to designate an applicable year. As a result, the systems and applications may not properly recognize the Year 2000, or process data that includes that date, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

         In the fourth quarter of 1998, the Company began a corporate-wide program to ready its technology systems and non-technology systems and software applications for the Year 2000. The Company's objective is to target Year 2000 compliance for all of its systems, including network and customer interfacing systems, and has grouped these systems into one of six compliance areas: Network Architecture, Internal Infrastructure, Software Applications, Financial Relationships, Supply-Chain Relationships and Customer Relationships. Because the Company has operated for only a few years, few legacy systems or applications exist. However, the Company has identified all systems and applications that may need to be modified or reprogrammed in order to achieve Year 2000 compliance and is working towards implementing any necessary changes and expects to complete this process by the end of the third quarter of 1999.

         As part of its Year 2000 plan, the Company has requested confirmation from its communications equipment vendors and other key suppliers, financial institutions and customers that their systems will be Year 2000 compliant. Responses received to-date indicate a high level of Year 2000 compliance at these companies, however, there can be no assurance that the systems of companies with which the Company does business will be Year 2000 compliant.. The Company expects to receive additional responses in the next quarter. If the vendors important to the Company fail to provide needed products and services, the Company's network buildout and operations could be affected and thereby have a material adverse effect on the Company's results of operations, liquidity and financial condition. Moreover, to the extent that significant customers are not Year 2000 compliant and that affects their network needs, the Company's sales could be lower than otherwise anticipated.

         The Company's expenditures to implement its Year 2000 plan have not been material to date and it does not believe its future expenditures on this matter will be material. Because its existing systems are relatively new, it does not expect that it will have to replace any of its systems. To the extent it would have to replace a significant portion of its technology systems, its expenditures could have material adverse effect on the Company. The Company has hired an outside consultant to assist it with its Year 2000 compliance, but the Company has relied primarily on its existing employees to develop and implement its Year 2000 compliance strategy. As a result, its expenditures to ensure Year 2000 compliance have not been material to date. The Company expects to continue to use existing employees for the significant part of its Year 2000 compliance efforts in the future.

         The Company is currently formulating a contingency plan in the event that certain of its suppliers or service providers may not be Year 2000 compliant. This plan will continue to be developed throughout 1999. The Company expects to have such plan in operation by the end of the fourth quarter of 1999.

Forward-Looking Statements

         Certain statements in this Report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "expects," "may," "will," or "should" or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. All statements other than statements of historical fact in this Report, including, without limitation, such statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company or any of the transactions described in this Report or the timing, financing, strategies and effects of such transaction, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, those described in conjunction with the forward-looking statements in this Report, as well as the amount of capital needed to deploy the Company's network; the Company's substantial leverage and its need to service its indebtedness; the restrictions imposed by the Company's current and possible future financing arrangements; the ability of the Company to successfully manage the cost-effective and timely completion of its network and its ability to attract and retain customers for its products and services; the ability of the Company to implement its newly expanded business plan; the ability of the Company to retain and attract relationships with the incumbent owners of the telecommunications assets with which the Company expects to build its network; the ability of the Company to obtain and maintain rights-of-way for the deployment of its network; the Company's ability to retain and attract key management and other personnel as well as the Company's ability to manage the rapid expansion of its business and operations; the Company's ability to compete in the highly competitive telecommunications industry in terms of price, service, reliability and technology; the Company's dependence on the reliability of its network equipment, its reliance on key suppliers of network equipment and the risk that its technology will become obsolete or otherwise not economically viable; and the Company's ability to conduct its business in a regulated environment. The Company does not intend to update these forward-looking statements. These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1998 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to the impact of interest rate changes and changes in the market value of its investments. As of March 31, 1999, the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality debt securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available for sale as of March 31, 1999. The Company's Senior Notes have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The Company has not used derivative financial instruments in its investment portfolio.

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. The fair market value of these securities may be adversely impact due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may all short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 1999, a 10% increase or decline in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of March 31, 1999, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable securities.

Part II.   Other Information

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities and Use of Proceeds

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

         During the first quarter, the Company solicited written consents from its stockholders to approve (i) the removal of David Schaeffer as the Chairman of the Board and Treasurer of the Company, (ii) the appointment of William Smedberg as Treasurer of the Company and (iii) the offer by the Company to David Schaeffer of a consultancy role with the Company on such terms and conditions to be determined by a subcommittee of the Board of Directors. Effective February 12, 1999, the Company received written consents approving such proposals from stockholders representing 14,413,661 votes, with stockholders representing 1,454,378 votes abstaining and stockholders representing 2,900,000 votes objecting.

         On February 12, 1999 the Company solicited written consents from the holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively, the "Preferred Stockholders") to approve (i) the removal of David Schaeffer as the Chairman of the Board and Treasurer of the Company, (ii) the appointment of William Smedberg as Treasurer of the Company and (iii) the offer by the Company to David Schaeffer of a consultancy role with the Company on such terms and conditions to be determined by a subcommittee of the Board of Directors. Effective February 12, 1999, the Company received written consents approving such proposals from Preferred Stockholders representing 14,411,303 votes with Preferred Stockholders representing 1,453,412 votes abstaining.

On March 3, 1999, the Company solicited written consents from the Preferred Stockholders to approve (i) the removal of William Smedberg as Vice President of the Company and the appointment of Mr. Smedberg as Executive Vice President, Corporate Development, (ii) increases and changes to the compensation of certain employees of the Company, (iii) changes to the authorized signatories for transfers and withdrawals of the Company's funds, (iv) an increase in the Company's directors and officers insurance coverage, (v) certain interconnection arrangements relating to the Company's network and (vi) the payment of an invoice for outside counsel services. Effective March 3, 1999, the Company received written consents approving such proposals from Preferred Stockholders representing 14,255,167 votes with preferred stockholders representing 1,609,548 votes abstaining.

Item 5.    Other Information

                  None

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit Index

         (b)      Reports on Form 8-K

                  On February 3, 1999, the Company filed a report on Form 8-K providing information under Items 5 and 7. The report announced the Company's expansion of its integrated network strategy to incorporate fiber in response to growing demand on selected and the Company's selection of Lucent Technologies to be the exclusive supplier of fiber-optic cable for its nationwide, voice and data network.

                  On February 12, 1999, the Company filed a report on Form 8-K providing information under Items 5 and 7. The report announced that David Schaeffer would no longer serve as Chairman of the Board or Treasurer of the Company. The Company also announced that William R. Smedberg, currently the Vice President, Finance and Corporate Development, will replace Mr. Schaeffer as Treasurer.

                  On April 29, 1999, the Company filed a report on Form 8-K providing information under Items 5 and 7. The report announced strategic agreements with Worldwide Fiber USA (formerly known as Pacific Fiber Link, LLC) to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado with a total projected cost for the project in excess of $100 million.

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

                                      PATHNET, INC.,
                                      a Delaware corporation
                                       (Registrant)



Date:    May 14, 1999              By: /s/ Richard A. Jalkut
                                      -----------------------------------------
                                      Richard A. Jalkut
                                       President and Chief Executive Officer



Date:    May 14, 1999              By: /s/ James M. Craig
                                      -----------------------------------------
                                      James M. Craig
                                       Executive Vice-President, Chief
                                        Financial Officer (Principal Accounting
                                        & Financial Officer)

                                  EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

  Exhibit No.    Description of Exhibit
  -----------    ----------------------

      27.1        Financial  Data  Schedule for the three months ended March 31,
                  1999.

      99.1 Press release dated May 14, 1999 announcing the Company's results for the first quarter of 1999.