Form 10-Q
period 1999-06-30
PATHNET INC
filed 1999-08-09
CIK 1061148

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (mark one)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


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

                                 Yes /x/     No / /

As of August 9, 1999, there were 2,906,860 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                         PATHNET, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
               December 31, 1998                                                                               3

           Unaudited Consolidated Statements of Operations for the three  and six months ended June 30, 1999 and 1998 and for the period August 25, 1995 (date of
               inception) to  June 30, 1999                                                                    4

            Unaudited Consolidated Statements of Comprehensive Income (Loss) for
               the three and six months ended June 30, 1999 and 1998 and for the
               period August 25, 1995 (date of inception) to June 30, 1999                                     5

            Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 and for the period August 25, 1995
               (date of inception) to June 30, 1999                                                            6

            Notes to Unaudited Consolidated Financial Statements                                               7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                          30

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                  31
Item 2.    Changes in Securities and Use of Proceeds                                                          31
Item 3.    Defaults Upon Senior Securities                                                                    31
Item 4.    Submission of Matters to a Vote of Security Holders                                                31
Item 5.    Other Information                                                                                  31
Item 6.    Exhibits and Reports on Form 8-K                                                                   31

Signatures                                                                                                    33

Exhibits Index                                                                                                34


PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        JUNE 30,      DECEMBER 31,
                                                                                                          1999             1998
                                                                                                      (UNAUDITED)
                                                                                                    -------------    -------------
                                     ASSETS
Cash and cash equivalents                                                                           $ 133,873,303    $  57,321,887
Note receivable                                                                                                --        3,206,841
Interest receivable                                                                                     1,526,948        3,848,753
Marketable securities available for sale, at market                                                    37,139,322       97,895,773
Prepaid expenses and other current assets                                                               1,036,619          205,505
                                                                                                    -------------    -------------
       Total current assets                                                                           173,576,192      162,478,759

Property and equipment, net                                                                            83,953,304       47,971,336
Deferred financing costs, net                                                                           9,980,583       10,508,251
Restricted cash                                                                                         7,890,070       10,731,353
Marketable securities available for sale, at market                                                    33,608,139       71,899,757
Pledged marketable securities held to maturity                                                         41,775,320       61,824,673
Other assets                                                                                              189,646               --
                                                                                                    -------------    -------------
      Total assets                                                                                  $ 350,973,255    $ 365,414,129
                                                                                                    -------------    -------------
                                                                                                    -------------    -------------
               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                                    $  19,714,034    $  10,708,263
Accrued interest                                                                                        8,932,294        8,932,294
Accrued expenses and other current liabilities                                                          1,342,003          639,688
                                                                                                    -------------    -------------
    Total current liabilities                                                                          29,988,331       20,280,245
12 1/4% Senior Notes, net of unamortized bond discount of $3,583,125 and $3,787,875
    respectively                                                                                      346,416,875      346,212,125
Other non-current liabilities                                                                             184,388               --
                                                                                                    -------------    -------------
    Total liabilities                                                                                 376,589,595      366,492,370
                                                                                                    -------------    -------------
Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding at June 30, 1999 and December 31, 1998, respectively (liquidation
  preference $1,000,000)                                                                                1,000,000        1,000,000
Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and outstanding at June 30, 1999 and December 31, 1998, respectively (liquidation
  preference $5,033,367)                                                                                5,008,367        5,008,367
Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized, issued and outstanding at June 30, 1999 and  December 31, 1998, respectively (liquidation
  preference $30,000,052)                                                                              29,961,272       29,961,272
                                                                                                    -------------    -------------
    Total mandatorily redeemable preferred stock                                                       35,969,639       35,969,639
                                                                                                    -------------    -------------
Common stock, $0.01 par value, 60,000,000 shares authorized at June 30, 1999 and
  December 31, 1998, respectively; 2,906,860 and 2,902,358 shares issued and
  outstanding at June 30, 1999 and December 31, 1998, respectively                                         29,068           29,024
Deferred compensation                                                                                    (709,912)        (978,064)
Additional paid-in capital                                                                              6,161,450        6,156,406
Accumulated other comprehensive (loss) income                                                            (121,224)         208,211
Deficit accumulated during the development stage                                                      (66,945,361)     (42,463,457)
                                                                                                    -------------    -------------
    Total stockholders' equity (deficit)                                                              (61,585,979)     (37,047,880)
                                                                                                    -------------    -------------
      Total liabilities, mandatorily redeemable preferred stock and stockholders' equity (deficit)  $ 350,973,255    $ 365,414,129
                                                                                                    -------------    -------------
                                                                                                    -------------    -------------


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  FOR THE PERIOD
                                                 FOR THE THREE MONTHS ENDED          FOR THE SIX MONTH            AUGUST 25, 1995
                                                        JUNE 30,                           JUNE 30,             (DATE OF INCEPTION)
                                               -----------------------------     -----------------------------        TO JUNE 30,
                                                   1999               1998             1999             1998             1999
                                               ------------     ------------     ------------     ------------     ------------
Revenue                                        $    864,815     $    475,000     $  1,690,919     $    575,000     $  3,437,958
                                               ------------     ------------     ------------     ------------     ------------
Operating expenses:
      Cost of revenue                             2,669,255        3,019,928        5,320,455        3,764,507       12,868,075
      Selling, general and administrative         3,507,704        2,473,078        6,303,064        4,027,357       21,928,413
      Depreciation expense                        1,033,300          111,522        1,570,939          111,522        2,359,770
                                               ------------     ------------     ------------     ------------     ------------
          Total operating expenses                7,210,259        5,604,528       13,194,458        7,903,386       37,156,258
                                               ------------     ------------     ------------     ------------     ------------
Net operating loss                               (6,345,444)      (5,129,528)     (11,503,539)      (7,328,386)     (33,718,300)
Interest expense                                (10,060,626)      (9,868,348)     (20,330,837)      (9,868,348)     (53,318,648)
Interest income                                   3,378,137        4,488,172        7,192,745        4,002,189       21,307,981
Write-off of initial public offering costs               --               --               --               --       (1,354,534)
Other income (expense), net                          71,631               --          159,727               --          157,140
                                               ------------     ------------     ------------     ------------     ------------
          Net loss                             $(12,956,302)    $(10,509,704)    $(24,481,904)    $(13,194,545)    $(66,926,361)
                                               ------------     ------------     ------------     ------------     ------------
Basic and diluted loss per
      common share                             $      (4.46)    $      (3.62)    $      (8.43)    $      (4.55)    $     (23.07)
                                               ------------     ------------     ------------     ------------     ------------
Weighted average number of
      common shares outstanding                   2,905,383        2,902,358        2,904,166        2,901,693        2,901,214
                                               ------------     ------------     ------------     ------------     ------------



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                                                                    FOR THE PERIOD
                                                     FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED        AUGUST 25, 1995
                                                            JUNE 30,                         JUNE 30,            (DATE OF INCEPTION)
                                                 -----------------------------     -----------------------------      TO JUNE 30,
                                                    1999              1998             1999              1998            1999
                                                 ------------     ------------     ------------     ------------     ------------
Net loss                                         $(12,956,302)    $(10,509,704)    $(24,522,639)    $(13,194,545)    $(66,926,361)

Other comprehensive income (loss):
     Net unrealized gain (loss) on marketable
        securities available for sale                (195,544)         (51,855)        (329,435)         (51,855)        (121,224)
                                                 ------------     ------------     ------------     ------------     ------------
Comprehensive loss                               $(13,151,846)    $(10,561,559)    $(24,852,074)    $(13,246,400)    $(67,047,585)
                                                 ------------     ------------     ------------     ------------     ------------
                                                 ------------     ------------     ------------     ------------     ------------



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   FOR THE PERIOD
                                                                                      FOR THE SIX MONTHS ENDED    AUGUST 25, 1995
                                                                                             JUNE 30,           (DATE OF INCEPTION)
                                                                                -------------------------------          JUNE 30,
                                                                                       1999             1998              1999
                                                                                 -------------     -------------     -------------
Cash flows from operating activities:
    Net loss                                                                     $ (24,481,904)    $ (13,194,545)    $ (66,926,361)
    Adjustment to reconcile net loss to net cash used in operating activities
       Depreciation expense                                                          1,570,939           111,522         2,359,770
       Amortization of deferred financing costs                                        568,403           278,444         1,411,193
       Loss on disposal of asset                                                            --                --             5,500
       Write-off of deferred financing costs                                                --           337,910           581,334
       Interest expense resulting from amortization of discount on the
         bonds payable                                                                 204,750           102,375           511,875
       Amortization of premium on pledged securities                                   315,738                --           315,738
       Stock based compensation                                                        268,152           277,035           969,447
       Interest expense for beneficial conversion feature of bridge loan                    --                --           381,990
       Accrued interest satisfied by conversion of bridge loan to
         Series B convertible preferred stock                                               --                --            33,367
    Changes in assets and liabilities:
       Interest receivable                                                           2,321,805        (4,371,634)       (2,525,147)
       Prepaid expenses and other assets                                              (831,114)         (302,884)       (1,036,619)
       Accounts payable                                                               (549,190)          140,477           (41,576)
       Accrued interest                                                                     --         9,765,973         8,932,294
       Accrued expenses and other liabilities                                          348,887         1,735,073           988,574
                                                                                 -------------     -------------     -------------
          Net cash used in operating activities                                    (20,263,534)       (5,120,254)      (54,038,621)
                                                                                 -------------     -------------     -------------
Cash flows from investing activities:
    Expenditures for network in progress                                           (27,294,121)       (6,560,612)      (62,653,245)
    Expenditures for property and equipment                                           (355,655)       (1,265,533)       (3,561,548)
    Sale of marketable securites                                                    98,718,634                --        98,718,634
    Purchase of marketable securities available for sale                                    --      (157,153,445)     (169,587,319)
    Purchase of marketable securities - pledged as collateral                               --       (80,829,045)      (83,097,655)
    Maturity and sale of marketable securities - pledged as collateral              19,733,615                --        42,004,796
    Restricted cash                                                                  2,841,283           467,931        (7,890,070)
    Repayment of note receivable                                                     3,206,841             9,000             9,000
                                                                                 -------------     -------------     -------------
          Net cash provided by (used in) investing activities                       96,850,597      (245,331,704)     (186,057,407)
                                                                                 -------------     -------------     -------------
Cash flows from financing activities:
    Issuance of voting and non-voting common stock                                          --                --             1,000
    Proceeds from sale of preferred stock                                                   --                --        35,000,052
    Proceeds from sale of Series B convertible preferred stock representing the conversion of committed but undrawn portion of bridge loan to Series B
      convertible preferred stock                                                           --        19,999,998           300,000
    Proceeds from bond offering                                                             --       350,000,000       350,000,000
    Proceeds from bridge loan                                                               --                --           700,000
    Exercise of employee common stock options                                            5,088                81             5,169
    Payment of issuance costs for preferred stock offerings                                 --          (256,250)          (63,780)
    Payment of deferred financing costs                                                (40,735)      (11,301,859)      (11,973,110)
                                                                                 -------------     -------------     -------------
          Net cash provided by (used in) financing activities                          (35,647)      358,441,970       373,969,331
                                                                                 -------------     -------------     -------------
Net increase in cash and cash equivalents                                           76,551,416       107,990,012       133,873,303
Cash and cash equivalents at the beginning of period                                57,321,887         7,831,384                --
                                                                                 -------------     -------------     -------------
Cash and cash equivalents at the end of period                                   $ 133,873,303     $ 115,821,396     $ 133,873,303
                                                                                 -------------     -------------     -------------
                                                                                 -------------     -------------     -------------



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

1.         THE COMPANY

         Pathnet, Inc. (Company) is a privately-held carrier's carrier, providing digital telecommunications capacity to under-served and second- and third-tier U.S. markets. Pathnet offers telecommunications service to inter-exchange carriers, local exchange carriers, internet service providers, Regional Bell Operating Companies, cellular operators and resellers.

         During the second quarter of 1999, Pathnet continued to construct and deploy digital networks utilizing both wireless and fiber-optic technologies. Pursuant to its agreement with Worldwide Fiber USA (WFI), the Company began to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado during the second quarter (See note 9 to these Financial Statements).


         As of June 30, 1999, the Company had approximately 3,900 route miles of completed network and approximately 3,800 route miles of network under construction.

         The Company's business is funded primarily through equity investments by the Company's stockholders and $350.0 million aggregate principal amount of 12 1/4% Senior Notes due 2008 (Senior Notes) which have been registered under the Securities Act of 1933, as amended.

         A substantial portion of the Company's activities to date has involved developing strategic relationships with railroads, pipelines, utilities and state and local governments (Incumbents) and building its network. Accordingly, a majority of its revenues to date reflect only certain consulting and advisory services in connection with the design, development and construction of digital microwave infrastructure. The remainder of its revenues to date (approximately
34.3 per cent) has been derived from the sale of bandwidth along the Company's digital network. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

2.       BASIS OF ACCOUNTING

         While the Company recently commenced providing telecommunication services to customers and recognizing the revenue from the sale of such telecommunication services, its principal activities to date have been securing contractual alliances with Incumbents and partners, designing and constructing networkpaths, obtaining capital and planning its proposed service. Accordingly, the Company's consolidated financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of equity and debt securities, rather than recurring revenues, for its primary sources of cash since inception.

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1999, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

3.       REVENUE RECOGNITION

         The Company earns revenue from the sale of telecommunications capacity and for project management and consulting services. Revenue from the sale of telecommunications capacity is earned when the service is provided. Revenue for project management and consulting services is recognized based on the percentage of the services completed. The Company defers revenue when contractual payments are received in advance of the performance of services.

         Revenue from the sale of telecommunications capacity includes revenue earned under indefeasible right of use agreements. The Company recognizes revenue under such agreements on a straight-line basis over their term.

4.       LOSS PER SHARE

         Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 3,264,961 employee Common Stock options, the exercise of warrants to purchase 1,116,500 shares of Common Stock, and the conversion of 5,470,595 shares of Series A, B and C convertible preferred stock into 15,864,715 shares of Common Stock as of June 30, 1999, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

5.       MARKETABLE SECURITIES

         Certain of the Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

The following is a summary of the investments in marketable securities at June 30, 1999:


                                                                               GROSS UNREALIZED
                                                                               ----------------
                                                            COST             GAINS         LOSSES       MARKET VALUE
                                                      ----------------    ----------    -----------     ------------
Available for sale securities:
  U.S. Treasury securities and debt securities
      of U.S. Government agencies                     $     36,176,664    $    1,083   $     51,492    $ 36,126,255
  Certificates of deposit and money market
      funds                                                  2,882,939            --         19,641        2,863,298
  Corporate debt securities                                 31,809,082           183         51,357       31,757,908
                                                      ----------------    ----------    -----------     ------------
                                                      $     70,868,685    $    1,266    $   122,490     $ 70,747,461
                                                      ----------------    ----------    -----------     ------------
                                                      ----------------    ----------    -----------     ------------


         Gross realized gains on sales of available for sale securities were approximately $72,000 during the three and six months ended June 30, 1999.

         The amortized cost and estimated fair value of available for sale securities by contractual maturity at June 30, 1999 is as follows:


                                                                       COST          MARKET VALUE
                                                                 ---------------    ---------------
         Due in one year or less                                 $   37,191,270      $   37,139,322
         Due after one year through two years                        33,677,415          33,608,139
                                                                 ---------------    ---------------

                                                                 $   70,868,685      $   70,747,461
                                                                 ---------------    ---------------
                                                                 ---------------    ---------------


         Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

         In addition to marketable securities, the Company has investments in pledged marketable securities that are pledged as collateral for repayment of interest on the Company's Senior Notes through April 2000 and are classified as non-current assets on the consolidated balance sheet. As of June 30, 1999, pledged marketable securities consisted of U.S. Treasury securities classified as held to maturity with an amortized cost of approximately $41.0 million and interest receivable on the pledged marketable securities of approximately $0.8 million. All of the investments contractually mature by March 31, 2000.

6.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is comprised of the following at June 30, 1999 and December 31, 1998:

                                                                       JUNE 30,              DECEMBER 31,
                                                                         1999                   1998
                                                                  -----------------       ------------------

         Network in progress                                      $      43,927,570       $       38,669,088
         Communications network                                          38,788,289                6,890,686
         Office and computer equipment                                    2,647,243                2,267,647
         Furniture and fixtures                                             768,528                  766,013
         Leasehold improvements                                             181,444                  166,733
                                                                  -----------------       ------------------
                                                                         86,313,074               48,760,167
         Less: accumulated depreciation                                  (2,359,770)                (788,831)
                                                                  -----------------       ------------------
         Property and equipment, net                              $      83,953,304       $       47,971,336
                                                                  -----------------       ------------------
                                                                  -----------------       ------------------


         Network in progress includes (i) all direct material and labor costs incurred on the construction of the network together with related allocable interest costs, necessary to construct components of a high capacity digital network which is owned and maintained by the Company, and (ii) network related inventory of parts and equipment. The Network in progress balance on June 30, 1999 includes approximately $3.1 million for costs incurred under the Company's agreement with WFI to construct a digital fiber optic network and $2.4 million for a right of use under an agreement with Northern Border Pipeline for microwave access. When a portion of the network has been completed and made available for use by the Company, the accumulated costs are transferred from network in process to communications network.

7.       RESTRICTED CASH

         Restricted cash comprises amounts held in escrow to secure the Company's obligations under certain of its Fixed Point Microwave Services Agreements. The funds in each escrow account are available only to fund the project to which the escrow is related until such project has been completed, at which time surplus funds will be returned to the Company. Generally, funds are released from escrow to pay project costs when such costs incurred and agreed upon under the contract. During the three months ended June 30, 1999, approximately $3.1 million was released from escrow.

8.       COMMITMENTS AND CONTINGENCIES

         As of June 30, 1999, the Company had capital commitments of up to approximately $87.5 million relating to purchases of telecommunication and transmission equipment and its agreement with WFI. (See note 9 to these Financial Statements).

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

10.      SUBSEQUENT EVENT

         On August 6, 1999, the Company announced a co-development agreement with Tri-State Generation and Transmission Association, Inc. (Tri-State), to construct a 400-mile fiber network connecting Grand Junction, Colorado to Albuquerque, New Mexico. The total projected combined cost for this route is approximately $40 million. Tri-State and some of its member cooperatives will contribute up to 50% of the network build costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS CONTAINED IN THIS ITEM CONSTITUTE FORWARD-LOOKING STATEMENTS. SEE. "FORWARD-LOOKING STATEMENTS" BELOW.

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

WORLDWIDE FIBER AGREEMENT

         The Company continued to focus on developing its network in the second quarter of 1999. The Company entered into agreements with Worldwide Fiber USA (formerly known as Pacific Fiber Link, LLC) ("WFI") in March 1999 to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado. The 1,100-mile network will pass through Des Moines, Iowa; Omaha, Nebraska; and Lincoln, Nebraska.

RESULTS OF OPERATIONS

         During the three months ended June 30, 1999, the Company continued to focus on (i) developing relationships with railroads, pipelines, utilities and state and local governments (collectively, "Incumbents") and partners, (ii) the buildout of its network and (iii) the development of its infrastructure including the hiring of key management personnel.

         REVENUE

         For the three months ended June 30, 1999 and 1998, the Company generated revenues of approximately $865,000 and $475,000, respectively. For the three months ended June 30, 1999, the Company generated revenue from the sale of telecommunications services of approximately $574,000, together with revenue from consulting and advisory services in connection with the design, development and construction of digital microwave infrastructure of approximately $291,000. For the three months ended June 30, 1998, the Company's revenue consisted primarily of revenue from consulting and advisory services. For the six months ended June 30, 1999 and 1998, the Company generated revenue of approximately $1,691,000 and $575,000, respectively. This increase is attributable to revenues from telecommunications services, which were $1,150,000 in 1999 with no corresponding revenue in 1998.

The Company expects that the majority of future revenue will be generated from the sale of telecommunications services.

         OPERATING EXPENSES

         For the three months ended June 30, 1999 and 1998, the Company incurred operating expenses of approximately $7.2 million and $5.6 million, respectively. For the six months ended June 30, 1999 and 1998, the Company incurred operating expenses of approximately $13.2 million and $7.9 million, respectively. The increase in both periods is primarily a result of the continued activity in the buildout of the Company's network and additional staff costs incurred as part the development of the Company's infrastructure. The Company expects selling, general and administrative expenses to continue to increase in the remainder of 1999 as additional staff is added. Cost of revenue reflects direct costs associated with performance of construction, management services and costs incurred in connection with the provision of telecommunications services.

         INTEREST EXPENSE

         Interest expense for the three months ended June 30, 1999 and 1998 was approximately $10.1 million and $9.9 million, respectively. Interest expense for the six months ended June 30, 1999 and 1998 was approximately $20.3 million and $9.9 million, respectively. Interest expense primarily represents interest on the Company's 12 1/4% Senior Notes due 2008 issued in April 1998 (the "Senior Notes") together with the amortization expense related to bond issuance costs in respect of the Senior Notes.

         INTEREST INCOME

         Interest income for the three months ended June 30, 1999 and 1998 was approximately $3.4 million and $4.5 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building the Company's network and funding operations. Interest income for the six months ended June 30, 1999 and 1998 was approximately $7.2 million and $4.0 million, respectively. The increase in interest income is a result of the funds from the Senior Notes generating income over a six month period versus a three month period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to continue to generate cash primarily from external financing and, as its network matures, from operating activities. The Company's primary uses of cash will be to fund capital expenditures, working capital and operating losses. Deployment of the Company's digital network and expansion of the Company's operations and services will require significant capital expenditures. Capital expenditures will be used primarily for continued development and construction of its network, implementation of the Company's sales and marketing strategy and constructing and improvement of the Company's Network Operations Center. During the first six months of 1999, cash used in operations was $19.5 million; cash provided by investing activities was $96.1 million, including the sale of marketable securities of $98.7 million, partially offset by $28.1 million of capital expenditures.

         As of June 30, 1999, the Company had capital commitments of approximately $87.5 million relating to telecommunications and transmission equipment and its agreement with WFI. It is anticipated that these will be met with current resources of the Company and with the sale of dark and lit fiber capacity.

         As of June 30, 1999, the Company had approximately $204.6 million of cash, cash equivalents and marketable securities classified as available for sale to fund future operations. The Company expects these resources will be sufficient to fund the implementation of the Company's business plan through June 30, 2000.

         After such time, the Company expects to be required to procure additional financing which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity or debt securities. There can be no assurance the Company will be successful in raising sufficient capital or in obtaining such financing on terms acceptable to the Company.

         Pursuant to a Commitment Letter between Lucent Technologies, Inc. ("Lucent") and the Company that was executed in connection with the supply agreement between Lucent and the Company (the "Commitment Letter"), Lucent may provide financing of up to approximately $400 million for fiber purchases for the construction of the Company's network and may provide or arrange financing for future phases of such network. Under the terms of the Commitment Letter, the total amount of financing provided by Lucent will not exceed $1.8 billion of the $2.1 billion potential value of the supply agreement. Certain material terms of the Company's agreements with Lucent, including the terms of the Commitment Letter, are currently under review by Lucent and the Company. There can be no assurance that the transactions, including the financing contemplated by Commitment Letter, will be consummated at all or consummated on the terms described above. In addition, the Company may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions.

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

         Inventory, assessment and remediation of mission critical software applications is substantially complete. Inventory and assessment of mission critical hardware systems, including network computing and network systems engineering, is also substantially complete. Testing and deployment of upgrades necessary to complete remediation of mission critical systems is expected to be completed by September 30, 1999. The Company is currently formulating contingency plans in the event that certain of its suppliers or service providers may not be Year 2000 compliant. These plans will continue to be developed and tested throughout 1999.

         As part of its Year 2000 plan, the Company has requested confirmation from its communications equipment vendors and other key suppliers, financial institutions and customers that their systems will be Year 2000 compliant. Responses received to-date indicate a high level of Year 2000 compliance at these companies, however, there can be no assurance that the systems of companies with which the Company does business will be Year 2000 compliant. The Company expects to continue to receive additional responses in the next quarter. If the vendors important to the Company fail to provide needed products and services, the Company's network buildout and operations could be affected and thereby have a material adverse effect on the Company's results of operations, liquidity and financial condition. Moreover, to the extent that significant customers are not Year 2000 compliant and that affects their network needs, the Company's sales could be lower than otherwise anticipated.

         The Company's expenditures to implement its Year 2000 plan have not been material to date and it does not believe its future expenditures on this matter will be material. Because its existing systems are relatively new, it does not expect that it will have to replace any of its systems. To the extent it would have to replace a significant portion of its technology systems, its expenditures could have material adverse effect on the Company. The Company has hired outside consultants to assist it with its Year 2000 compliance, but the Company has relied primarily on its existing employees to develop and implement its Year 2000 compliance strategy. As a result, its expenditures to ensure Year 2000 compliance have not been material to date. The Company expects to continue to use existing employees for the significant part of its Year 2000 compliance efforts.

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

RISK FACTORS

         LIMITED HISTORY OF OPERATIONS; OPERATING LOSSES AND NEGATIVE CASH FLOW

         The Company was formed in August 1995 to begin development of its digital network. As of June 30, 1999, the Company had approximately 3,900 route miles of completed network and approximately 3,800 route miles of network under construction. In addition, as of June 30, 1999, the Company was only providing commercial telecommunications service to six customers with several additional customers awaiting installation. There can be no assurance that the Company will enter into any additional contracts with Incumbents or other owners of telecommunications assets to obtain rights-of-way or rights to sites, towers and other assets for the construction of additional network or with customers for the purchase and sale of bandwidth services, dark or dim fiber or other related services. As a result of development and operating expenses, the Company has incurred significant operating and net losses to date. The Company's operations have resulted in cumulative net losses of $66.9 million and cumulative net losses before interest income (expense) and income tax benefit of $33.7 million from inception in 1995 through June 30, 1999.

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

         SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT; RESTRICTIVE COVENANTS

         The Company is highly leveraged. As of June 30, 1999, the Company had approximately $377 million of indebtedness outstanding. The Company will likely incur substantial additional indebtedness (including secured indebtedness) for the development of its network and other capital and operating requirements. The level of the Company's indebtedness could adversely affect the Company in a number of ways. For example, (i) the ability of the Company to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (ii) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business; (iii) the Company will be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; (iv) the Company's degree of indebtedness may make it more vulnerable to a downturn in its business or the economy generally; (v) the terms of the existing and future indebtedness restrict, or may restrict, the payment of dividends by the Company; and (vi) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes.

         The indenture (the "Indenture") relating to the Senior Notes and certain of the Company's agreements with Incumbents contain, or will contain, restrictions on the Company and its subsidiaries that will affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to create liens, make investments, pay dividends and make certain other restricted payments, issue stock of subsidiaries, consolidate, merge, sell assets and incur additional indebtedness. There can be no assurance that such covenants and restrictions will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

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

         RISKS OF COMPLETING THE COMPANY'S NETWORK; MARKET ACCEPTANCE

         The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost-effective completion of its network, as well as on selling a substantial amount of its products, including bandwidth services. The successful completion of the Company's network may be affected by a variety of factors, uncertainties and contingencies, many of which are beyond the Company's control. The Company has gained experience in budgeting and scheduling as it has completed segments of its network, and although the Company believes that its cost estimates and buildout schedules relating to the currently planned portions of its network are reasonable, only approximately 3,900 route miles under contract have been completed as of June 30, 1999. There can be no assurance that the Company's network will be completed as planned at the cost and within the time frame currently estimated, if at all. In addition, although the Company recently began providing commercial telecommunications service to six customers with several additional customers awaiting installation, there can be no assurances that the Company will attract additional purchasers of its products, including bandwidth services.

         The successful and timely construction of the Company's network will depend upon, among other things, the Company's ability to (i) obtain substantial amounts of additional capital and financing at reasonable cost and on satisfactory terms and conditions, (ii) manage effectively and efficiently the construction of its network, (iii) enter into agreements with Incumbents and other owners of telecommunications assets that will enable the Company to leverage the assets of Incumbents and of other owners of telecommunications assets, (iv) access markets and enter into customer contracts to sell bandwidth services and other products on its network, (v) integrate successfully such networks and associated rights acquired in connection with the development of the Company's network, including cost-effective interconnections, (vi) obtain necessary Federal Communication Commission ("FCC") licenses, state Public Service Commission (each a "PSC") certifications and other approvals and (vii) obtain adequate rights-of-way and other property rights necessary to install and operate the fiber portions of the Company's network. Successful construction of the Company's network also will depend upon the timely performance by third party contractors of their obligations. There can be no assurance that the Company will achieve any or all of these objectives. Any failure by the Company to accomplish these objectives may have a material adverse affect on the Company's business, financial condition and results of operations.

         The development of the Company's network and the expansion of the Company's business may involve acquisitions of other telecommunications businesses and assets or implementation of other technologies either in lieu of or as a supplement to the technologies contemplated by the Company's current business plan. In addition, the Company may enter into relationships with inter-exchange carriers, incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), internet service providers, Regional Bell Operating Companies ("RBOCs"), cellular operators and resellers ("Telecom Service Providers") or other entities to manage existing assets or to deploy alternative telecommunications technologies. Furthermore, the Company may seek to serve markets which are not under-served or second- or third-tier and which may present differing market risks (including as to pricing and competition). If pursued, these opportunities could require additional financing, impose additional risks (such as increased or different competition, additional regulatory burdens and network economics different from those described elsewhere herein) and could divert the resources and management time of the Company. There can be no assurance that any such opportunity, if pursued, could be successfully integrated into the Company's operations or that any such opportunity would perform as expected. Furthermore, as the Company builds out its network, there can be no assurance that the Company will enter into agreements with the best-suited Incumbents or such other owners of telecommunications assets, as the case may be. Moreover, there can be no assurance that the resulting network will match or be responsive to the demand for telecommunications capacity or will maximize the possible revenue to be earned by the Company. There can be no assurance the Company will be able to develop and expand its business and enter new markets as currently planned. Failure of the Company to implement its expansion and growth strategy successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         NEED TO OBTAIN AND MAINTAIN RIGHTS-OF-WAY.

         The Company expects to obtain easements, rights-of-way, franchises and licenses from various private parties, ILECs , utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities in order to construct and maintain its fiber optic network. If the Company were to acquire rights-of-way directly from a governmental authority, it would be directly affected by state and local law. To the extent that the Company obtains rights-of-way from others, it would be indirectly affected by state and local law. There is a possibility that disputes may arise with the licensing authority or a competitor, the result of which may favor a competitor of the Company. Such disputes could impose legal and administrative costs on the Company, including out-of-pocket expenses and lost market opportunity because of delays. Further, the Company may be subject to franchise fees imposed by state and local governments. In addition, the Company may require pole attachment agreements with utilities and ILECs to operate existing and future networks, and there can be no assurance that such agreements will be obtained on reasonable terms and in a timely manner.

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

         DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

         The success of the Company will depend to a significant extent upon the abilities and continued efforts of its senior management, particularly members of its senior management team, including Richard

A. Jalkut, President and Chief Executive Officer, Kevin J. Bennis, Executive Vice President serving as President of the Company's Communications Services Division, William R. Smedberg V, Executive Vice President, Corporate Development, Robert A. Rouse, Executive Vice President, serving as President of the Company's Network Services Division, James Craig, Executive Vice President and Chief Financial Officer and Michael L. Brooks, Vice President of Network Development. Other than its Employment Agreements with Richard A. Jalkut and Robert A. Rouse, the Company does not have any employment agreements with, nor does the Company maintain "key man" insurance on, these employees. The loss of the services of any such individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company will also depend, in part, upon the Company's ability to identify, hire and retain additional key management personnel, including the senior management, who are also being sought by other businesses. Competition for qualified personnel in the telecommunications industry is intense. The inability to identify, hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

         COMPETITION; PRICING PRESSURES

         The telecommunications industry is highly competitive. In particular, price competition in the carrier's carrier market has generally been intense and is expected to increase. The Company competes and expects to compete with numerous competitors who have substantially greater financial and technical resources, long-standing relationships with their customers and potential to subsidize competitive services from less competitive service revenues and from federal universal service subsidies. Recent and anticipated industry consolidation will strengthen the position of some competitors. In addition, some potential competitors, such as RBOCs or foreign carriers may no longer face regulatory or legal obstacles that have kept them out of the market. These competitors may be operators of existing or newly deployed wireline or wireless telecommunications networks. The Company will also face intense competition due to an increased supply of telecommunications capacity, the effects of deregulation and the development of new technologies, including technologies that will increase the capacity of existing networks. In addition, Federal legislation or regulations could be approved that would expand competition and increase pricing pressures, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         RELIANCE ON EQUIPMENT SUPPLIERS FOR THE WIRELESS PORTION OF THE COMPANY'S NETWORK

         The Company currently purchases most of its telecommunications equipment pursuant to an agreement with NEC Corporation ("NEC") from whom the Company has agreed to purchase $200 million of equipment by December 31, 2002 and has entered into an equipment purchase agreement with Andrew Corporation ("Andrew"). Any reduction or interruption in supply from either supplier or any increase in prices for such equipment could have a disruptive effect on the Company. Currently NEC and Northern Telecom Ltd. are the only manufacturers of SONET radios that are compatible with the Company's proposed system design and reliability standards relating to the wireless portion of its network, although Harris Corporation and Alcatel Alsthom Compagnie Generale d'Electricite SA are in the process of developing and testing similar and compatible products. Further, the Company does not manufacture, nor does it have the capability to manufacture, any of the telecommunications equipment used on its network. As a result, the failure of the Company to procure sufficient equipment at reasonable prices and in a timely manner could adversely affect the Company's successful deployment of its network and results of operations.

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

         RISKS RELATING TO INTERCONNECTION AND COLLOCATION

         In order to obtain the necessary access to install its radios, antennae and other equipment and to collocate such equipment required for interconnection of the Company's network to the public switched telephone network or to POPs of the Company's customers, the Company must acquire the necessary rights and enter into the arrangements to secure such interconnections and collocations and deploy and operate such interconnection equipment. There can be no assurance that the Company will succeed in obtaining the rights necessary to secure such interconnections and collocations and to deploy its interconnection equipment in its market areas on acceptable terms, if at all, or that delays in or terms for obtaining such rights will not have a material adverse effect on the Company's development or results of operations. These interconnection arrangements are governed by federal and state law, and the Company has no assurance that the regulations requiring ILECS to provide interconnections and collocations will remain in place or will be favorable to the Company.

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

         RISK OF RAPID TECHNOLOGICAL CHANGES

         The telecommunications industry is subject to rapid and significant changes in technology. Although the Company has expanded its business plan to include fiber optic technologies, which may diversify the Company's exposure to the risk of such technological changes, their effect on the business of the Company cannot be predicted. There can be no assurance that (i) the Company's network will not be economically or technically outmoded by technology or services now existing or developed and implemented in the future, (ii) the Company will have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings or (iii) the cost of the equipment used on its network will decline as rapidly as that of competitive alternatives. The occurrence of any of the foregoing events may have a material adverse effect on the the Company's business, financial condition and results of operations.

         UNCERTAIN FEDERAL AND STATE TAX AND OTHER SURCHARGES ON THE COMPANY'S SERVICES

         Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate services and intrastate services. Interstate surcharges include Federal Universal Service Fees, Common Carrier Regulatory Fees and TRS Fund fees. In addition, state regulators impose similar surcharges and fees on intrastate services. The division of the Company's services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or relevant PSCs. A change in the characterization of the jurisdiction of the Company's services could cause its payment obligations pursuant to the relevant surcharges to increase. In addition, pursuant to the periodic revisions by state and federal regulators of the applicable surcharges, the Company may be subject to increases in the surcharges and fees currently paid.

         REGULATION

         General regulations, regulatory actions and court decisions have had, and in the future may have, both positive and negative effects on the Company and its ability to compete. Although, the recent trend in both federal and state regulation of telecommunications service providers has been in the direction of lessened regulation, there can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company is currently subject to federal and state government regulation of its telecommunications services. The FCC and relevant PSCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. In general, neither the FCC nor the relevant state PSCs exercise direct oversight over cost justification for the Company's services or the Company's profit levels, but either or both may do so in the future. However, at the Federal level, the Company is required to file interstate tariffs listing the currently effective rates, terms and conditions for those services. Although the FCC eliminated the tariffing requirements for interstate non-dominant carriers, such carriers must continue to file interstate tariffs while the FCC's decision is reviewed upon appeal. In order to provide intrastate long distance and local exchanges services the Company generally is also required to obtain certification from the relevant state PSC prior to the initiation of intrastate service and, in certain cases, required to file tariffs with the such states listing the currently effective rates, terms and conditions for those services. Any failure to maintain proper state and Federal tariffing or certification or any difficulties or delays in obtaining required authorization could have a material adverse effect on the Company's business, financial condition and results of operations.

         The FCC and certain state agencies also impose prior approval requirements on transfers of control, including pro forma transfers of control and corporate reorganizations, and assignments of regulatory authorizations. Such requirements may delay, prevent or deter a change in control of the Company. In addition, in those instances where the Company provides service on an intrastate basis, the Company may be required to obtain authorizations from or notify such states with respect to certain transfers or issuances of capital stock, bonds or other indebtedness of the Company.

         The FCC and state PSCs generally retain the right to sanction a carrier, impose forfeitures, mandate refunds or impose other penalties in the event of non-compliance by a carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the business, financial condition or results of operations of the Company or that regulators or third parties will not raise material issues with regard to the Company's compliance or non-compliance with applicable laws and regulations.

         RISKS RELATING TO REGULATION OF FIBER NETWORK. Pursuant to the interconnection provisions of the Telecommunications Act of 1996 (the "1996 Telecom Act"), the FCC identified a minimum list of unbundled network elements ("UNEs") that ILECs must make available to other telecommunications carriers. The FCC declined to include incumbent ILECs' dark fiber in this list, finding that it did not have adequate information to determine whether dark fiber qualifies as a network element. The FCC indicated that is would continue to review or revise its rules regarding UNEs as necessary. State commissions, however, have the authority to impose additional unbundling requirements so long as the requirements are consistent with the 1996 Telecom Act and the FCC's requirements, which could include requiring incumbent ILECs to unbundle their dark fiber.

         In the recent Supreme Court decision regarding the FCC's interconnection and unbundling rules, the Supreme Court vacated the FCC's rule establishing the list of UNEs. The Supreme Court found that the FCC had not interpreted the terms of the 1996 Telecom Act regarding an incumbent ILEC's duty to provide network elements in a reasonable fashion. The Supreme Court found that the FCC had given telecommunications carriers complete access to UNEs without appropriate analysis and justification. The statute limits telecommunications carriers' access to network elements to those that are "necessary" or to those where failure to have access would "impair the ability of the telecommunications carrier" to provide services it seeks to offer. The FCC is now reviewing its requirements regarding UNEs in light of the "necessary and impair" standard in the 1996 Telecom Act. The FCC has indicated that it will attempt to complete this proceeding by the end of this year, but the Company can give no assurance as to what the FCC will decide or when.

         A decision by the FCC or states to require unbundling of incumbent ILECs' dark fiber could increase the supply of dark fiber and decrease demand for the Company's dark fiber, and thereby have an adverse effect on the Company' business, financial condition and results of operations.

         RISKS RELATING TO REGULATION OF ACCESS SERVICES AND INTERCONNECTION. The 1996 Telecom Act introduced widespread changes in the regulation of the telecommunications industry, including the digital access services segment in which the Company operates. Among other things, the 1996 Telecom Act removed barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition and by providing competitors interconnection, access to UNEs and retail services at wholesale rates. The FCC's primary rules interpreting the 1996 Act concerning pricing, UNE combination, nondiscrimination and other regulations were upheld by the Supreme Court, but the FCC's definition of UNEs is subject to further review, as set forth above. The Company is in the process of entering into competitive interconnection agreements using the federal guidelines established in the FCC's interconnection order.

         In August 1998, the FCC proposed new rules that would allow ILECs to provide their own DSL services free from ILEC regulation through a separate affiliate. If adopted, these new rules would make it easier for RBOCs to offer digital services to consumers, though the Company cannot predict when the FCC will act or what rules it will adopt. The FCC has also recently adopted additional rules requiring ILECs to provide collocation and loops to CLECs such as the Company on more favorable terms to the CLECs than previously prescribed by the FCC. These new rules are subject to revision on appeal or reconsideration, and the Company has no assurance that the rules will be upheld or that they will be implemented in a timely manner.

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

         FCC LICENSE REQUIREMENTS. Prior to applying to the FCC for authorization to use portions of the 6 GHz band for microwave services, the Company must coordinate its use of the frequency with any existing licensees, permittees, and applicants in the same area whose facilities could be subject to interference as a result of the Company's proposed use of the spectrum. There can be no assurance in any particular case that the Company will not encounter other entities and proposed uses of the desired spectrum that would interfere with the Company's planned use, and that the Company will be able to coordinate successfully such usage with such entities. In addition, as part of the requirements of obtaining a Part 101 license, the FCC requires the Company to demonstrate the site owner's compliance with the reporting, notification and technical requirements of the Federal Aviation Administration ("FAA") with respect to the construction, installation, location, lighting and painting of transmitter towers and antennae, such as those to be used by the Company in the operation of its network. Furthermore, in order to obtain the Part 101 licenses necessary for the operation of its network, the Company, and in some cases Incumbents, must file applications with the FCC for such licenses and demonstrate compliance with routine technical and legal qualification to be an FCC licensee. The Company must also obtain FCC authorization before transferring control of any of its licenses or making certain modifications to a licensed facility. There can be no assurance that the Company or any Incumbent who desires to be the licensee with respect to its portion of the Company's network will obtain all of the licenses or approvals necessary for the operation of the Company's business, the transfer of any license, or the modification of any facility, or that the FCC will not impose burdensome conditions or limitations on any such license or approval.

         FOREIGN OWNERSHIP. As the licensee of facilities designated for common carriage, the Company is subject to Section 310(b)(4) of the Communications Act of 1934, as amended (the "Communications Act"), which by its terms restricts the holding company of an FCC common carrier licensee (the Company is such a holding company, because it expects to hold all FCC licenses indirectly, through subsidiaries) to a maximum of 25% foreign ownership and/or voting control. The FCC has determined that it will authorize a higher level of foreign ownership (up to 100%) on a streamlined basis where the indirect foreign investment in the common carrier licensee is by citizens of, or companies organized under the laws of World Trade Organization ("WTO") member countries. Where the foreign ownership is by citizens or corporations of non-WTO nations, FCC authorization to exceed the 25% limitation must be obtained on a non-streamlined basis and the licensee must meet a more demanding public interest showing. The Company is presently within the 25% foreign ownership limitation. In connection with any future financings, the Company will have to monitor foreign investment to ensure that its foreign ownership does not exceed the 25% limitation. If it appeared that foreign ownership of the Company was coming close to exceeding this benchmark, the Company would have to obtain FCC authorization prior to exceeding the 25% limitation. In addition, if any Incumbent elects to be the licensee on the portion of the Company's network relating to its system, such Incumbent would also be subject to such foreign ownership restrictions. If such analysis showed that such Incumbent had more than 25% foreign ownership, the Incumbent would have to seek authorization from the FCC to exceed the 25% limitation or it would have to reduce its foreign ownership.

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

         INVESTMENT COMPANY ACT CONSIDERATIONS. The Company has substantial cash, cash equivalents and short-term investments. The Company has invested and intends to invest the proceeds of its financing activities so as to preserve capital by investing primarily in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in the Company being treated as an "investment company" under the Investment Company Act of 1940 (the "1940 Act"). The 1940 Act requires the registration of, and imposes various substantive restrictions on, investment companies that are, or hold themselves out as being, engaged primarily, or propose to engage primarily in, the business of investing, reinvesting or trading in securities, or that fail certain statistical tests regarding the composition of assets and sources of income and are not primarily engaged in businesses other than investing, reinvesting, owning, holding or trading securities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes and changes in the market value of its investments. As of June 30, 1999, the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality debt securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available for sale as of June 30, 1999. The Company's Senior Notes have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The Company has not used derivative financial instruments in its investment portfolio.

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. The fair market value of these securities may be adversely impact due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may all short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 1999, a 10% increase or decline in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of June 30, 1999, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable securities.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                  None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   On April 13, 1999, the Company solicited written consents from the holders of the Company's common stock, par value $.01 per share (the "Common Stock"), Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively the "Stockholders") to approve the co-development transaction with WFI. Effective April 13, 1999, the Company received written consents approving such proposals from Stockholders representing 12,541,329 votes with Stockholders representing 6,230,246 votes abstaining.

                  On May 13, 1999, the Company solicited written consents from the holders of its Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively, the "Preferred Stockholders") to (i) approve the removal and appointment of certain executive officers of the Company, (ii) approve a transaction with Nortel Telecom, Inc., (iii) approve a transaction with Public Service of New Mexico, (iv) approve an amendment to the Company's 401K Plan, (v) approve and appoint authorized signatories to the Company's bank accounts, (vi) approve certain grants of stock option awards, (vii) approve certain new hires by the Company and (viii) approve the payment of certain outside counsel fees. Effective May 13, 1999, the Company received written consents approving such proposals from Preferred Stockholders representing 14,622,147 votes with Preferred Stockholders representing 1,242,568 votes abstaining.


ITEM 5.    OTHER INFORMATION

                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit Index

         (B)      REPORTS ON FORM 8-K

                  None

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

                                   PATHNET, INC.,
                                   a Delaware corporation
                                      (Registrant)



Date:    August 9, 1999            By: /s/ RICHARD A. JALKUT
                                       ------------------------------
                                       Richard A. Jalkut
                                        President and Chief Executive Officer



Date:    August 9, 1999            By: /s/ JAMES M. CRAIG
                                       ------------------------------
                                       James M. Craig
                                        Executive Vice-President, Chief
                                         Financial Officer (Principal Accounting
                                         & Financial Officer)

                                  EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K


  EXHIBIT NO.                            DESCRIPTION OF EXHIBIT
-------------                            ----------------------
   10.1                                  Letter  Agreement  between  Pathnet,  Inc. and Robert A. Rouse dated
                                         April 7, 1999, relating to Mr. Rouse's employment with the Company.

   27.1                                  Financial Data Schedule for the six months ended June 30, 1999.

   99.1                                  Press release dated August 6, 1999  announcing  the Company's  results for the second quarter of 1999.