Form 10-Q
period 1999-09-30
PATHNET INC
filed 1999-11-15
CIK 1061148

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (mark one)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

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

                               Yes [x]      No [ ]

As of November 4, 1999, there were 2, 977,593 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                         PATHNET, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
           December 31, 1998                                                                  3

          Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 and for the period
           August 25, 1995 (date of inception) to September 30, 1999                          4

          Unaudited Consolidated Statements of Comprehensive Income (Loss) for
           the three and nine months ended September 30, 1999 and 1998 and for
           the period August 25, 1995 (date of inception) to September 30, 1999               5

          Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 and for the period August 25, 1995
           (date of inception) to September 30, 1999                                          6

          Notes to Unaudited Consolidated Financial Statements                                7

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                             12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         19

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  20
Item 2.   Changes in Securities and Use of Proceeds                                          20
Item 3.   Defaults Upon Senior Securities                                                    20
Item 4.   Submission of Matters to a Vote of Security Holders                                20
Item 5.   Other Information                                                                  20
Item 6.   Exhibits and Reports on Form 8-K                                                   20

Signatures                                                                                   21

Exhibits Index                                                                               22

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                                        1999             1998
                                                                                                   --------------   --------------
                                                                                                     (UNAUDITED)
                                                     ASSETS
Cash and cash equivalents                                                                          $   98,896,417   $   57,321,887
Note receivable                                                                                                 -        3,206,841
Interest receivable                                                                                     1,957,216        3,848,753
Marketable securities available for sale, at market                                                    69,420,476       97,895,773
Prepaid expenses and other current assets                                                                 453,541          205,505
                                                                                                   --------------   --------------
      Total current assets                                                                            170,727,650      162,478,759

Property and equipment, net                                                                           106,123,850       47,971,336
Deferred financing costs, net                                                                           9,695,423       10,508,251
Restricted cash                                                                                         3,952,769       10,731,353
Marketable securities available for sale, at market                                                     5,103,435       71,899,757
Pledged marketable securities held to maturity                                                         42,379,701       61,824,673
Other assets                                                                                              591,727                -
                                                                                                   --------------   --------------
     Total assets                                                                                  $ 338,574,555    $ 365,414,129
                                                                                                   ==============   ==============

                           LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                    AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                                   $   12,378,214   $   10,708,263
Accrued interest                                                                                       19,651,047        8,932,294
Accrued expenses and other current liabilities                                                          1,093,897          639,688
                                                                                                   --------------   --------------
   Total current liabilities                                                                           33,123,158       20,280,245

12 1/4% Senior Notes, net of unamortized bond discount of $3,480,750 and $3,787,875
   respectively                                                                                       346,519,250      346,212,125

Other non-current liabilities                                                                             263,734                -
                                                                                                   --------------   --------------
   Total liabilities                                                                                  379,906,142      366,492,370
                                                                                                   --------------   --------------
Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding at September 30,  1999 and  December 31, 1998, respectively (liquidation
  preference $1,000,000)                                                                                1,000,000        1,000,000

Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and outstanding at September 30,  1999 and  December 31, 1998, respectively (liquidation
  preference $5,033,367)                                                                                5,008,367        5,008,367

Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized, issued and outstanding at September 30,  1999 and  December 31, 1998, respectively (liquidation
  preference $30,000,052)                                                                               29,961,272      29,961,272
                                                                                                   ---------------  --------------
   Total mandatorily redeemable preferred stock                                                        35,969,639       35,969,639
                                                                                                   ---------------  --------------
Common stock, $0.01 par value, 60,000,000 shares authorized at June 30, 1999 and
  December 31, 1998, respectively; 2,977,593 and 2,902,358 shares issued and
  outstanding at September 30, 1999 and December 31, 1998, respectively                                    29,776           29,024
Deferred compensation                                                                                    (575,836)        (978,064)
Additional paid-in capital                                                                              6,162,866        6,156,406
Accumulated other comprehensive (loss) income                                                             (45,465)         208,211
Deficit accumulated during the development stage                                                      (82,872,567)     (42,463,457)
                                                                                                   --------------   --------------
   Total stockholders' equity (deficit)                                                               (77,301,226)     (37,047,880)
                                                                                                   --------------   --------------
     Total liabilities, mandatorily redeemable preferred stock and stockholders' equity (deficit)  $  338,574,555   $  365,414,129
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

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   FOR THE PERIOD
                                                                                                                   AUGUST 25, 1995
                                               FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED    (DATE OF INCEPTION)
                                                      SEPTEMBER 30,                        SEPTEMBER 30,           TO SEPTEMBER 30,
                                            ---------------------------------    -------------------------------
                                                1999                1998             1999              1998             1999
                                            -------------       -------------    -------------     -------------    -------------
Revenue                                     $     584,084       $     475,000    $   2,275,003     $   1,050,000    $   4,022,042
                                            -------------       -------------    -------------     -------------    -------------
Operating expenses:
    Cost of revenue                             4,258,609           1,621,211        9,579,064         5,385,718       17,126,684
    Selling, general and administrative         3,197,164           2,694,505        9,500,235         6,721,862       25,125,584
    Depreciation expense                        2,143,238             203,725        3,714,170           315,247        4,503,001
                                            -------------       -------------    -------------     -------------    -------------
       Total operating expenses                 9,599,011           4,519,441       22,793,469        12,422,827       46,755,269
                                            -------------       -------------    -------------     -------------    -------------
Net operating loss                             (9,014,927)         (4,044,441)     (20,518,466)      (11,372,827)     (42,733,227)

Interest expense                               (9,987,494)        (11,151,467)     (30,318,331)      (21,862,169)     (63,306,142)

Interest income                                 3,318,719           4,728,582       10,511,464         9,574,286       24,626,700

Write-off of initial public offering costs              -          (1,354,534)               -        (1,354,534)      (1,354,534)

Other income (expense), net                      (243,504)              1,661          (83,777)              500          (86,364)
                                                ---------       -------------    -------------     -------------    -------------
       Net loss                             $ (15,927,206)      $ (11,820,199)   $ (40,409,110)    $ (25,014,744)   $ (82,853,567)
                                            =============       =============    =============     =============    =============
Basic and diluted loss per
    common share                            $       (5.44)      $       (4.07)   $      (13.88)    $       (8.62)   $      (28.54)
                                            =============       =============    =============     =============    =============
Weighted average number of
    common shares outstanding                   2,926,081           2,902,358        2,911,512         2,901,917        2,902,594
                                            =============       =============    =============     =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                                -----------------------------------     ----------------------------------
                                                      1999                1998                1999               1998
                                                ----------------     ---------------     ---------------     --------------
Net loss                                        $    (15,927,206)    $   (11,820,199)    $   (40,409,110)    $  (25,014,744)

Other comprehensive income (loss):
    Net unrealized gain (loss) on marketable
      securities available for sale                       75,759             488,345            (253,676)           436,490
                                                ----------------     ---------------     ---------------     --------------
Comprehensive loss                              $    (15,851,447)    $   (11,331,854)    $   (40,662,786)    $  (24,578,254)
                                                ================     ===============     ===============     ==============


                                                 FOR THE PERIOD
                                                 AUGUST 25, 1995
                                               (DATE OF INCEPTION)
                                                 TO SEPTEMBER 30,

                                                      1999
                                                ----------------
Net loss                                        $    (82,853,567)

Other comprehensive income (loss):
    Net unrealized gain (loss) on marketable
      securities available for sale                      (45,465)
                                                ----------------
Comprehensive loss                              $    (82,899,032)
                                                ================

  The accompanying notes are an integral part of these consolidated financial statements.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    FOR THE PERIOD
                                                                                                                   AUGUST 25, 1995
                                                                                  FOR THE NINE MONTHS ENDED      (DATE OF INCEPTION)
                                                                                         SEPTEMBER 30,             TO SEPTEMBER 30,
                                                                               --------------------------------
                                                                                    1999             1998               1999
                                                                               --------------   ---------------    ----------------
Cash flows from operating activities:
   Net loss                                                                    $  (40,409,110)  $   (25,014,744)   $    (82,853,567)
   Adjustment to reconcile net loss to net cash used in operating activities
     Depreciation expense                                                           3,714,170           315,247           4,503,001
     Amortization of deferred financing costs                                         853,563           558,785           1,696,353
     Loss on disposal of fixed assets                                                   8,345                 -              13,845
     Gain on disposal of investments                                                 (157,983)                -            (157,983)
     Write-off of deferred financing costs                                                  -           613,910             581,334
     Interest expense resulting from amortization of discount on the
      bonds payable                                                                   307,125           204,750             614,250
     Amortization of premium on pledged securities                                   (288,643)                -            (288,643)
     Stock based compensation                                                         402,228           489,435           1,103,523
     Interest expense for beneficial conversion feature of bridge loan                      -                 -             381,990
     Accrued interest satisfied by conversion of bridge loan to
      Series B convertible preferred stock                                                  -                 -              33,367
   Changes in assets and liabilities:
     Interest receivable                                                            1,891,537        (3,936,127)         (2,955,415)
     Prepaid expenses and other assets                                               (839,763)         (119,796)         (1,045,268)
     Accounts payable                                                              (2,140,999)           53,711          (1,633,385)
     Accrued interest                                                              10,718,753        20,484,724          19,651,047
     Accrued expenses and other liabilities                                           717,943         1,808,548           1,357,630
                                                                               --------------   ---------------    ----------------
       Net cash used in operating activities                                      (25,222,834)       (4,541,557)        (58,997,921)
                                                                               --------------   ---------------    ----------------
Cash flows from investing activities:
   Expenditures for network in progress                                           (57,461,993)       (9,183,109)        (92,821,117)
   Expenditures for property and equipment                                           (607,101)       (8,548,737)         (3,812,994)
   Proceeds on disposal of fixed assets                                                 5,015                 -               5,015
   Sale of marketable securites held for sale                                      95,175,926                 -          95,175,926
   Purchase of marketable securities available for sale                                     -      (191,232,621)       (169,587,319)
   Purchase of marketable securities - pledged as collateral                                -       (83,224,243)        (83,097,655)
   Maturity and sale of marketable securities - pledged as collateral              19,733,615                 -          42,004,796
   Restricted cash                                                                  6,778,584        (9,887,042)         (3,952,769)
   Repayment of note receivable                                                     3,206,841             9,000               9,000
                                                                               --------------   ---------------    ----------------
       Net cash provided by (used in) investing activities                         66,830,887      (302,066,752)       (216,077,117)
                                                                               --------------   ---------------    ----------------
Cash flows from financing activities:
   Issuance of voting and non-voting common stock                                           -                 -               1,000
   Proceeds from sale of preferred stock                                                    -        19,999,998          35,000,052
   Proceeds from sale of Series B convertible preferred stock representing the conversion of committed but undrawn portion of bridge loan to Series
     B convertible preferred stock                                                          -                 -             300,000
   Proceeds from bond offering                                                              -       350,000,000         350,000,000
   Proceeds from bridge loan                                                                -                 -             700,000
   Exercise of employee common stock options                                            7,212                81               7,293
   Payment of issuance costs for preferred stock offerings                                  -                 -             (63,780)
   Payment of deferred financing costs                                                (40,735)      (11,664,523)        (11,973,110)
                                                                               --------------   ---------------    ----------------
       Net cash provided by (used in) financing activities                            (33,523)      358,335,556         373,971,455
                                                                               --------------   ---------------    ----------------
Net increase in cash and cash equivalents                                          41,574,530        51,727,247          98,896,417
Cash and cash equivalents at the beginning of period                               57,321,887         7,831,384                   -
                                                                               --------------   ---------------    ----------------
Cash and cash equivalents at the end of period                                 $   98,896,417   $    59,558,631    $     98,896,417
                                                                               ==============   ===============    ================


  The accompanying notes are an integral part of these consolidated financial statements.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.           THE COMPANY

           Pathnet, Inc. (Company) is a facilities based wholesale telecommunications services provider that targets under-served and second and third tier U.S. markets. Pathnet offers telecommunications service to inter-exchange carriers, local exchange carriers, internet service providers, Regional Bell Operating Companies, cellular operators and resellers.

           During the third quarter of 1999, Pathnet continued to construct and deploy digital networks utilizing both wireless and fiber-optic technologies. Pursuant to its agreement with Worldwide Fiber USA (WFI), the Company began to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado during the second quarter. In addition, in August the Company announced it will co-develop a 400 mile fiber network connecting Grand Junction, Colorado to Albequerque, New Mexico with Tri State Generation and Transmission Association, Inc. (See note 9 to these Financial Statements).

           As of September 30, 1999, the Company had approximately 6,100 route miles of completed network and approximately 1,400 route miles of network under construction.

           The Company's business is funded primarily through equity investments by the Company's stockholders and $350.0 million aggregate principal amount of 12 1/4% Senior Notes due 2008 (Senior Notes) which have been registered under the Securities Act of 1933, as amended.

           A substantial portion of the Company's initial activities involved developing strategic relationships with co-developers such as railroads, pipelines and utilities and building its network. Accordingly, a large portion of its revenues to date reflect only certain consulting and advisory services in connection with the design, development and construction of digital microwave infrastructure. The remainder of its revenues to date (approximately 47%) has been derived from the sale of bandwidth along the Company's digital network. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses.

2.         BASIS OF PRESENTATION

           The Company recently commenced providing telecommunication services to customers and recognizing the revenue from the sale of such telecommunication services, its principal activities to date have been securing contractual alliances with its co-development partners, designing and constructing networkpaths, obtaining capital and planning its proposed service. Accordingly, the Company's consolidated financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of equity and debt securities, rather than recurring revenues, for its primary sources of cash since inception.

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

           In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1999, and the results of operations and cash flows for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

4.         LOSS PER SHARE

           Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 3,119,434 employee Common Stock options, the exercise of warrants to purchase 1,116,500 shares of Common Stock, and the conversion of 5,470,595 shares of Series A, B and C convertible preferred stock into 15,864,715 shares of Common Stock as of September 30, 1999, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.         MARKETABLE SECURITIES

           Certain of the Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

           The following is a summary of the investments in marketable securities at September 30, 1999:

                                                                              GROSS UNREALIZED
                                                                     --------------------------------
                                                        COST             GAINS            LOSSES           MARKET VALUE
                                                ------------------   -------------    ---------------   ------------------
Available for sale securities:
 U.S. Treasury securities and debt securities
   of U.S. Government agencies                  $       28,398,072   $          --    $        45,760   $       28,352,312
 Corporate debt securities                              44,660,067          43,212             33,750           44,669,529
 Debt Securities issued by foreign
   governments                                           1,511,237              --              9,167            1,502,070
                                                ------------------   -------------    ---------------   ------------------
                                                $       74,569,376   $      43,212    $        88,677   $       74,523,911
                                                ==================   =============    ===============   ==================

           Gross realized gains on sales of available for sale securities were approximately $0 and $158,000 during the three and nine months ended September 30, 1999 respectively. Gross realized gains and gross realized losses on sales of available for sale securities were immaterial during the three and nine months ended September 30, 1998.

           The amortized cost and estimated fair value of available for sale securities by contractual maturity at September 30, 1999 is as follows:

                                                                    COST                 MARKET VALUE
                                                              -----------------       ------------------
           Due in one year or less                            $      69,428,897       $       69,420,476
           Due after one year through two years                       5,140,479                5,103,435
                                                              -----------------       ------------------

                                                              $      74,569,376       $       74,523,911
                                                              =================       ==================

           Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

           In addition to marketable securities, the Company has investments in pledged marketable securities that are pledged as collateral for repayment of interest on the Company's Senior Notes through April 2000 and are classified as non-current assets on the consolidated balance sheet. As of September 30, 1999, pledged marketable securities consisted of U.S. Treasury securities classified as held to maturity with an amortized cost of approximately $20.9 million and cash and cash equivalents of approximately $21.5 million. All of the investments contractually mature by March 31, 2000.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.         PROPERTY AND EQUIPMENT

           Property and equipment, stated at cost, is comprised of the following at September 30, 1999 and December 31, 1998:

                                                      SEPTEMBER 30,             DECEMBER 31,
                                                          1999                     1998
                                                    ----------------         ----------------
           Network in progress                      $     37,793,073         $     38,669,088
           Communications network                         68,974,361                6,890,686
           Office and computer equipment                   2,053,485                2,267,647
           Furniture and fixtures                          1,484,068                  766,013
           Leasehold improvements                            301,407                  166,733
                                                    ----------------         ----------------
                                                         110,606,394               48,760,167
           Less: accumulated depreciation                 (4,482,544)                (788,831)
                                                    ----------------         ----------------
           Property and equipment, net              $    106,123,850         $     47,971,336
                                                    ================         ================

           Network in progress includes (i) all direct material and labor costs incurred on the construction of the network together with related allocable interest costs, necessary to construct components of a high capacity digital network which is owned and maintained by the Company, and (ii) network related inventory parts and equipment. The network in progress balance on September 30, 1999 includes approximately $15.2 million for costs incurred under the Company's agreement with WFI to construct a digital fiber optic network and $2.5 million for a right of use under a agreement with Northern Border Pipeline for microwave access. When a portion of the network has been completed and made available for use by the Company, the accumulated costs are transferred from network in process to communications network and depreciated over time. As of September 30, 1999, the Company incurred non-cash capital expenditure of approximately $14.0 million.

7.         RESTRICTED CASH

           Restricted cash comprises amounts held in escrow to secure the Company's obligations under certain of its Fixed Point Microwave Services Agreements. The funds in each escrow account are available only to fund the project to which the escrow is related until such project has been completed, at which time surplus funds will be returned to the Company. Generally, funds are released from escrow to pay project costs when such costs are incurred and agreed upon under the contract. During the three and nine months ended September 30, 1999, approximately $4.0 million and $7.1 million were released from escrow, respectively.

                         PATHNET, INC. AND SUBSIDIARIES
                         (DEVELOPMENT STAGE ENTERPRISES)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.         COMMITMENTS AND CONTINGENCIES

           As of September 30, 1999, the Company had commitments of up to approximately $79.9 million relating to purchases of telecommunication and transmission equipment and its agreement with WFI. (See note 9 to these Financial Statements).

9.         FIBER AGREEMENTS

           On March 31, 1999, the Company signed two agreements with WFI to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado. The total shared projected cost for this project is in excess of $100 million. The 1,100-mile network between Chicago and Denver will pass through Des Moines, Iowa; Omaha, Nebraska; and Lincoln, Nebraska. WFI will lead-manage the project with construction to be completed in two segments. The first segment, Chicago to Omaha, is expected to be complete in late 1999 with the second segment, Omaha to Denver, scheduled to be completed in the first quarter of 2000.

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

10.        SUBSEQUENT EVENT

           The Company announced on November 9, 1999 that it had entered into agreements providing for strategic investments from Colonial Pipeline Company, Burlington Northern and Sante Fe Corporation and CSX Corporation. Upon the closing of these investments, the Company will receive the right to develop over 12,000 miles of the investors' rights of way holdings in return for preferred stock. In addition to providing a portion of the right of way access, Colonial Pipeline will also make a $64 million cash investment in Pathnet equity, $39 million at closing with an additional $25 million due upon completion of the Omaha to Denver segment. The new investors collectively will receive an approximate one-third equity stake in Pathnet, as well as proportionate representation on the Pathnet Board of Directors. As part of this transaction and the reconstitution of the Pathnet Board, Dave Schaeffer, former Chairman of Pathnet and an existing director, resigned from the Company's Board of Directors effective November 4, 1999.

           The terms of the strategic investment transaction require that consents be obtained from the holders of a majority of the Company's existing Senior Notes. Pathnet is planning the consent process with its legal and financial advisors, and expects promptly to take the necessary steps to seek the required consent. The Company will distribute further information concerning the consents to the holders of its Senior Notes in the near future. Pathnet expects to close this transaction immediately following receipt of the required consents and other required regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           Since inception on August 25, 1995, our principal activities have included:

           -     Developing and pursuing our business plans;

           -     developing leading edge products and services;

           - entering into strategic relationships with owners of telecommunications assets and co-development partners;

           -     raising capital and hiring management and other key personnel;

           - negotiating collocation and interconnection agreements and installing collocations and interconnections off our backbone network;

           -     constructing and developing our digital backbone network;

           - working on the design and development of our network architecture and operations support systems, including the buildout and launch of our 24-hour Network Operations Center; and

           -     procuring governmental authorizations.

           As of September 30, 1999 we had completed 6,100 route miles of our digital backbone network and had an additional 1,400 route miles of network under construction. We began offering wholesale transport services with the "turn up" of our first route in the first quarter of 1998 and currently offer wholesale transport services on the operating portion of our digital network. In addition to wholesale transport services and backbone services including the sale of dark fiber and conduit, we intend to deploy our other services including local access services, virtual points of presence, virtual backbone, DSL-based services and other services in our target second and third tier markets during 2000.

           Pathnet entered into two agreements with Worldwide Fiber USA (formerly known as Pacific Fiber Link, LLC) ("WFI") in March 1999 to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado. The 1,100-mile network will pass through Des Moines, Iowa; Omaha, Nebraska; and Lincoln, Nebraska.

           On August 6, 1999, we entered into a co-development agreement with Tri-State Generation and Transmission Association, Inc. ("Tri-State"), to construct a 400-mile fiber network connecting Grand Junction, Colorado to Albuquerque, New Mexico. The total projected combined cost for this route is approximately $40 million. Pursuant to this agreement, Tri-State and some of its member cooperatives will contribute up to 50% of the network build costs.

           In addition, we announced on November 9, 1999 that we had entered into agreements providing for strategic investments from Colonial Pipeline Company, Burlington Northern and Sante Fe Corporation and CSX Corporation. Upon the closing of these investments, the Company will receive the right to develop over 12,000 miles of the investors' rights of way holdings. In addition to providing a portion of the right of way access, Colonial Pipeline will also make a $64 million cash investment in equity, $39 million at closing with an additional $25 million due upon completion of the Omaha to Denver segment. The new investors collectively will receive an approximate one-third equity stake, as well as proportionate representation on the Board of Directors. The terms of the strategic investment transaction require that consents be obtained from the holders of a majority of our existing Senior Notes. We expect to close this transaction immediately following receipt of the required consents and other required regulatory approvals, although there can be no assurance that we will be able to obtain these consents and approvals or that this transaction will close on the terms described above, or at all.

           As a result of our development activities, we have experienced operating losses. We expect to experience continuing operating losses as we expand our operations and the continued prosecution of our business plan will require significant capital expenditures. See "--- Liquidity and Capital Resources."

           Financial performance will vary from market to market, and the time when we will achieve positive EBITDA, if at all, will depend on factors such as:

           -     the size of the addressable market;

           - timely completion of backbone routes, collocations and interconnections;

           -     the cost of the necessary infrastructure;

           -     the timing of market entry; and

           -     the commercial acceptance of our products and services.

SOURCES OF REVENUE

           Backbone Services. We use a "smart build" strategy to identify high demand routes and develop the fiber portion of our network. Our strategy allows multiple participants to purchase, obtain indefeasible rights of use or lease fiber or conduit along a segment of our network at a fixed price. Our dark fiber and conduit sale business is becoming increasingly competitive as other carriers build and expand their networks. To expedite route development or decrease development risk, we have and in the future will continue to seek co-developers, to share the project construction costs. We have sought and in the future may also enter into co-marketing arrangements with our co-developers to facilitate selling the assets along the build.

           Management Services. To date we have primarily generated revenues from services related to the construction of our digital network. We will continue to construct our digital networks with co-development partners and for third parties on a contract basis when these networks will allow us to retain bandwidth, fiber or conduit assets on routes that complement and reduce the costs of completing our network. We anticipate that, as we proceed with the development of our network, the percentage of revenues which we receive from the construction services will decline as we near the completion of our network.

           Carrier Services. We provide inter-city and local wholesale transport services and local access services to our customers on a long-term, individual circuit, or month-to-month basis. We intend to bundle our wholesale transport services with local access services to provide low cost, value added, end-to-end solutions for our customers. Our service agreements with customers are generally leases of capacity which provide for monthly payments due in advance on a fixed-rate basis. Contracts are priced according to the capacity, the length of the circuit used, the term of the contract and the extent of value added services provided. Nonrecurring revenues include installation and activation charges for new customers. We seek to price our services competitively in relation to those of the Incumbent Local Exchange Carriers ("ILECs") and other competitive telecommunications companies in our targeted underserved and second and third tier markets.

           Although pricing will be an important part of our strategy, we believe that customer relationships, customer care and consistent quality will be the key to generating customer loyalty. During the past several years, market prices for many telecommunications services have been declining, which is a trend that we believe will likely continue. As prices decline for any given service, we expect that the total number of customers and the proportion of our customers purchasing our convergent, total solution value added services will increase.

OPERATING EXPENSES.

           Cost of Revenue. The largest components of our cost of revenue to date have been costs in connection with network engineering, operations and maintenance. With our expected growth of our telecommunications services, we expect components such as access costs (including loop fees, rent, power and other fees charge by ILECs, competitive telecommunications companies and other providers), and costs associated to the provision of services to comprise a greater portion of our cost of service.

           Selling, Operations and Administration. Our selling, marketing, general and administrative expenses primarily consist of costs related to selling, marketing, customer care, billing, regulatory and corporate administration. Additionally, we incur other costs associated with administrative overhead and office leases. We expect that our selling, marketing, general and administrative costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses. However, we expect these expenses to decline as a percentage of our revenue as we build our customer base and the number of customers connected to our networks increases.

           Depreciation and Amortization. Because we are primarily a facilities-based wholesale provider, depreciation of property, plant and equipment will be a significant ongoing expense for us. We expect depreciation and amortization expense to increase significantly as more of our network becomes operational and as we increase capital expenditures to expand our network. Depreciation and amortization expense will include:

     -     depreciation of network infrastructure equipment;

     - depreciation of improvements to central offices and other collocations and the related equipment;

     -     amortization of rights of way;

     - depreciation of network control center facilities, furniture, fixtures and corporate facilities;

     -     and amortization of software.

RESULTS OF OPERATIONS

           During the three months ended September 30, 1999, we continued to focus on (i) developing relationships and strategic alliances with owners of valuable telecommunications assets such as rights of way and with co-development partners, (ii) the buildout of our network, (iii) obtaining the regulatory status and entering into interconnection agreements in each of our target markets so that we can obtain unbundled network elements and central office space from the ILECs and (iv) the development of our infrastructure including the hiring of key management personnel.

REVENUE

           For the three months ended September 30, 1999 and 1998, we generated revenues of approximately $584,000 and $475,000, respectively. For the three months ended September 30, 1999, we generated revenue from the sale of telecommunications services of approximately $584,000. For the three months ended September 30, 1998, our revenue consisted primarily of revenue from consulting and advisory services. For the nine months ended September 30, 1999 and 1998, we generated revenue of approximately $2.3 million and $1.1 million, respectively. This increase is attributable to revenues from telecommunications services, which were $1.7 million in 1999 with no corresponding revenue in 1998. We expect that the majority of future revenue will be generated from the sale of wholesale transport services and backbone services.

           Operating Expenses

           For the three months ended September 30, 1999 and 1998, we incurred operating expenses of approximately $9.6 million and $4.5 million, respectively. For the nine months ended September 30, 1999 and 1998, we incurred operating expenses of approximately $22.8 million and $12.4 million, respectively. The increase in both periods is primarily a result of the continued activity in the buildout of our network and additional staff costs incurred as part the development of our infrastructure. Included in operating expenses for the three months ended September 30, 1999 is a one time provision of approximately $1.9 million related to the sale of radios on one of our wireless backbone routes. We expect selling, general and administrative expenses to continue to increase in the remainder of 1999 as additional staff is added. Cost of revenue reflects direct costs associated with performance of project management and consulting services and costs incurred in connection with the provision of telecommunications services.

           Interest Expense

           Interest expense for the three months ended September 30, 1999 and 1998 was approximately $10.0 million and $11.2 million, respectively. Interest expense for the nine months ended September 30, 1999 and 1998 was approximately $30.3 million and $21.9 million, respectively. Interest expense primarily represents interest on the Senior Notes together with the amortization expense related to the deferred financing costs of the Senior Notes.

           Interest Income

           Interest income for the three months ended September 30, 1999 and 1998 was approximately $3.3 million and $4.7 million, respectively. The decrease in interest income reflects a decrease in cash, cash equivalents and marketable securities as those funds were used in building our network and funding operations, and a decrease in pledged marketable securities used in making the interest payments on the Senior Notes. Interest income for the nine months ended September 30, 1999 and 1998 was approximately $10.5 million and $9.6 million, respectively. The increase in interest income is a result of the funds from the Notes generating income over a nine month period versus a six month period in 1998.

CAPITAL EXPENDITURES

           Our operations have required significant capital investment for the construction and deployment of our digital network. We intend to continue to expand our network and to add local access services and virtual services to our existing products such as dark fiber and conduit sales and inter-city and local wholesale transport services. This will require us to fund our initial operating losses and we will require significant capital to:

           - continue construction and development of our nationwide network infrastructure;

           - install electronics and transmission equipment along the network;

           - procure, design and construct central office and other collocation sites;

           - purchase equipment and other components needed for interconnection of our network;

           - purchase and install electronic and other equipment needed to establish our products and services platform;

           -     and continue development of our corporate infrastructure.

           Capital expenditures were approximately $24.3 million and $61.8 million for the three and nine months ended September 30, 1999, respectively. We expect that our capital expenditures will be substantially higher in future periods in connection with the expansion of our network and our services in our target markets.

           As of September 30, 1999, we had capital commitments of approximately $79.9 million relating to telecommunications and transmission equipment and our agreements with our co-development partners.

LIQUIDITY AND CAPITAL RESOURCES

           From inception through September 30, 1999 we financed our operations primarily through private placements of $36.0 million of equity securities and $339.5 million of net proceeds raised from the issuance of the Senior Notes in April 1998. As of September 30, 1999, we had approximately $173.4 million of cash, cash equivalents and marketable securities to fund future operations.

           Pursuant to the recently announced transaction with Burlington Northern Sante Fe Railway Company, CSX Transportation, Inc. and Colonial Pipeline, Colonial Pipeline will be contributing $64.0 million in cash to us bringing our total cash equity investment to $100.0 million.

           In addition, we may elect to finance the cost on certain of our equipment through vendor financing arrangements. In this regard, pursuant to a Commitment Letter between Lucent Technologies, Inc. ("Lucent") and us that we executed in connection with the fiber supply agreement between Lucent and the Company (the "Commitment Letter"), Lucent may provide financing for fiber purchases for the construction of our network and may provide or arrange financing for future phases of such network. We have been reviewing with Lucent certain material terms of our agreements, including the terms of the Commitment Letter. There can be no assurance that the transactions, including the financing contemplated by Commitment Letter, will be consummated at all or consummated on the terms described above. In addition, we may require additional capital in the future to fund operating deficits and net losses and for potential strategic alliances, joint ventures and acquisitions.

           We estimate that our current available resources will be sufficient to fund the implementation of our business plan, as currently contemplated, including the capital commitments described above, operating losses in new markets and working capital needs into the first quarter of 2001. In the event the strategic investment from Colonial Pipeline is not consummated or is consummated on different terms, this projection regarding available resources may change.

           After such time, we expect to be required to procure additional financing which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity or debt securities.

           Our expectations of our future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate we may be required to seek additional sources of capital or seek additional capital sooner than anticipated.

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

           In the fourth quarter of 1998, we began a corporate-wide program to ready our technology systems and non-technology systems and software applications for the Year 2000. Our objective is to target Year 2000 compliance for all of our systems, including network and customer interfacing systems, and we have grouped these systems into one of six compliance areas: Network Architecture, Internal Infrastructure, Software Applications, Financial Relationships, Supply-Chain Relationships and Customer Relationships. Because we have operated for only a few years, few legacy systems or applications exist. We identified all systems and applications that needed to be modified or reprogrammed in order to achieve Year 2000 compliance and implemented the necessary changes.

           Inventory, assessment and remediation of mission critical hardware systems and software applications, including network computing and network systems engineering, is substantially complete. We completed our testing and deployment of upgrades necessary to complete the remediation of mission-critical systems on September 30, 1999. We are currently formulating contingency plans in the event that certain of our suppliers or service providers may not be Year 2000 compliant. We will continue to developed and test these plans throughout the remainder of 1999.

           As part of our Year 2000 plan, we have requested confirmation from our communications equipment vendors and other key suppliers, financial institutions and customers that their systems will be Year 2000 compliant. Responses received to date indicate a high level of Year 2000 compliance at these companies, however, there can be no assurance that the systems of companies with which we do business will be Year 2000 compliant. We expect to continue to receive additional responses in the next quarter. If the vendors important to us fail to provide needed products and services, our network build-out and operations could be affected and thereby have a material adverse effect on our results of operations, liquidity and financial condition. Moreover, to the extent that significant customers are not Year 2000 compliant and that affects their network needs, our sales could be lower than otherwise anticipated.

           We have hired outside consultants to assist us with its Year 2000 compliance, however, we have relied primarily on our existing employees to develop and implement our Year 2000 compliance strategy. And because its existing systems are relatively new, we have not had to replace any significant portion of its of our systems. As a result, our expenditures to implement its Year 2000 plan have not been material to date and it does not believe its future expenditures on this matter will be material (remediation costs incurred to date have been less than $100,000). Such expenditures represent less than 1% of 1999 projected capital expenditures and will be funded out of cash flow from operations. To the extent we would have had to replace a significant portion of its technology systems, our expenditures could have material adverse effect on us. As a result, our expenditures to ensure Year 2000 compliance have not been material to date. We expect to continue to use existing employees for the significant part of our Year 2000 compliance efforts.

           The discussion of our efforts and management's expectations, relating to year 2000 compliance are forward-looking statements and the dates on which we believe it will complete such efforts are based upon management's best estimates. These estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources and other factors. We cannot assure you that these estimates will prove to be accurate, and our actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties. In addition, variability of definitions of "compliance with year 2000" relating to products and services sold by us may lead to claims whose impact on us is currently not estimable. We cannot assure you that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect our results of operations.

FORWARD-LOOKING STATEMENTS

           Certain statements in this Report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute forward-looking statements, including statements which can be identified by the use of forward-looking terminology such as "believes," "anticipates," "expects," "may," "will," or "should" or the negative of such terminology or other variations on such terminology or comparable terminology, or by discussions of strategies that involve risks and uncertainties. All statements other than statements of historical fact in this Report, including, without limitation, such statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company or any of the transactions described in this Report or the timing, financing, strategies and effects of such transaction, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from expectations include, without limitation, those described in conjunction with the forward-looking statements in this Report, as well as the amount of capital needed to deploy the Company's network; the Company's substantial leverage and its need to service its indebtedness; the restrictions imposed by the Company's current and possible future financing arrangements; the ability of the Company to successfully manage the cost-effective and timely completion of its network and its ability to attract and retain customers for its products and services; the ability of the Company to implement its newly expanded business plan; the ability of the Company to retain and attract relationships with the incumbent owners of the telecommunications assets with which the Company expects to build its network; the ability of the Company to obtain and maintain rights-of-way for the deployment of its network; the Company's ability to retain and attract key management and other personnel as well as the Company's ability to manage the rapid expansion of its business and operations; the Company's ability to compete in the highly competitive telecommunications industry in terms of price, service, reliability and technology; the Company's dependence on the reliability of its network equipment, its reliance on key suppliers of network equipment and the risk that its technology will become obsolete or otherwise not economically viable; and the Company's ability to conduct its business in a regulated environment. The Company does not intend to update these forward-looking statements. These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1998 Annual Report on Form 10-K and its Interim Reports on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We are exposed to minimal market risks. We manage sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which primarily consists of debt securities, typically maturing within one year, and entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk on us.

           We are exposed to interest rate risk, as additional debt financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our network coverage. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.

           While all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           The Company announced on November 9, 1999 that it had entered into agreements providing for strategic investments from Colonial Pipeline Company, Burlington Northern and Sante Fe Corporation and CSX Corporation. In connection with this contemplated investment, the Company has entered into agreements with all of its stockholders providing for the exchange of their shares in the Company for shares of Pathnet Telecommunications, Inc., a Delaware corporation. The closing of both the new investment and the share exchange transaction are subject to certain conditions, including a requirement that the Company obtain consents from the holders of the Senior Notes. Following the closing of the investment contribution and share exchange transaction, the Company will become the wholly-owned subsidiary of Pathnet Telecommunications, Inc. In connection with the closing of this investment contribution and share exchange this transaction, the Company expects that Pathnet Telecommunications, Inc. will elect to convert the shares of the Company's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock received in the exchange transaction into shares of the Company's common stock, in accordance with the Company's certificate of incorporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

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

                                       PATHNET, INC.,
                                       a Delaware corporation
                                         (Registrant)



Date:      November 15, 1999       By: /S/  Richard A. Jalkut
                                       --------------------------------
                                       Richard A. Jalkut
                                        President and Chief Executive Officer



Date:      November 15, 1999       By: /S/ James M. Craig
                                       --------------------------------
                                       James M. Craig
                                        Executive Vice-President, Chief
                                         Financial Officer (Principal Accounting
                                         & Financial Officer)

                                  EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

  EXHIBIT NO.               DESCRIPTION OF EXHIBIT
  -----------               ----------------------
   10.1                     Contribution Agreement by and among the Company, Pathnet
                            Telecommunications, Inc. and The Burlington Northern Sante Fe
                            Railway, dated November 4, 1999.

   10.2                     Contribution Agreement by and among the Company, Pathnet
                            Telecommunications, Inc. and Colonial Pipeline Company, dated
                            November 4, 1999.

   10.3                     Contribution Agreement by and among the Company, Pathnet
                            Telecommunications, Inc. and CSX Transportation, Inc., dated
                            November 4, 1999.

   10.4                     Contribution Agreement by and among the Company, Pathnet
                            Telecommunications, Inc. and The Preferred Stockholders of the
                            Company, dated November 4, 1999.

   10.5                     Contribution Agreement by and among the Company, Pathnet
                            Telecommunications, Inc. and the Common Stockholders of the
                            Company, dated November 4, 1999.

   10.6                     Contribution Agreement by and among the Company, Pathnet
                            Telecommunications, Inc. and David Schaeffer.

   10.7*                    Dark Fiber Agreement between the Company and Tri-State Generator and
                            Transmission Association, Inc., Empire Electric Association, Inc., La Plata
                            Electric Association, Inc., Delta-Montrose Electric Association,
                            Inc., and San Miguel Power Association, Inc., dated August 5, 1999.

   27.1                     Financial Data Schedule for the nine months ended September 30, 1999.

   99.1                     Press release dated November 9, 1999 announcing the Company's results for the third quarter of 1999.


* Certain portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Securities and Exchange Commission