Form 10-K
period 1999-12-31
PATHNET INC
filed 2000-02-22
CIK 1061148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

                           Commission File No. 0-24745

                                  Pathnet, Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                           52-1941838
      --------                                            ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

1015 31ST STREET, N.W.
     WASHINGTON, DC                                          20007
---------------------                                        -----
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

                                 Yes [X] No [ ]

As of February 15, 2000 there were 3,068,218 shares of the Issuer's common stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                                                    PAGE

                                     PART I


Item 1.        Business                                                                                3
Item 2.        Properties                                                                             25
Item 3.        Legal Proceedings                                                                      25
Item 4.        Submission of Matters to a Vote of Security Holders                                    25


                                     PART II

Item 5.        Market for Registrant's Common Equity and Related

               Stockholder Matters                                                                    26
Item 6.        Selected Consolidated Financial Data                                                   26
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    29
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                             55
Item 8.        Financial Statements and Supplementary Data                                            55
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                                    55


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant                                     56
Item 11.       Executive Compensation                                                                 61
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management                                                                             65
Item 13.       Certain Relationships and Related Transactions                                         67


                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                           74

Signatures                                                                                            79

Index to Financial Statements                                                                        F-1

    THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR COMPANY AND OUR BUSINESS UNITS' PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DESCRIBED IN THE SECTION OF THIS ANNUAL REPORT ON FORM 10-K ENTITLED "RISK
FACTORS." UNLESS WE INDICATE OTHERWISE, REFERENCES TO OUR CURRENT OR FUTURE BUSINESS, STRATEGIES OR PLANS ARE REFERENCES TO OUR CONSOLIDATED BUSINESS, STRATEGIES OR PLANS, INCLUDING OUR OTHER FUTURE SUBSIDIARIES.

PART I

ITEM 1.  BUSINESS

THE COMPANY

     We were founded in 1995 and are a wholesale telecommunications provider building a nationwide network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States. We partnered with owners of telecommunications assets, including utility, pipeline and railroad companies ("Incumbents") to upgrade and aggregate wireless infrastructure to a microwave network using high capacity Synchronous Optical Network Technology, also known as "SONET" network. Through 1998, we signed agreements with eight Incumbents and had over 6,000 miles of wireless network under development.

    In early 1999, we expanded the scope of our business strategy to include fiber optic technology to enable us to deliver high bandwidth services as well as dark and dim fiber to inter-exchange carriers ("IXCs"), local exchange carriers ("ILECs"), Internet service providers ("ISPs"), Regional Bell Operating Companies ("RBOCs"), cellular operators and resellers. Our network will enable our customers to offer additional services to new and existing customers in these markets without having to expend their own resources to build, expand, or upgrade their own networks. In addition to serving unique markets, we plan to differentiate our network by:

     o Its ability to provide a complete access solution in our target markets, including collocations in ILEC central offices and intercity transport, and

     o Its advanced network architecture that will allow our customers to offer the latest voice, video, and data services across a single network at very high speeds

     In November 1999, we entered into agreements providing for strategic investments from Colonial Pipeline Company, Burlington Northern and Santa Fe Corporation and CSX Corporation (the "Transaction"). Upon the closing of the Transaction, we will form a new holding company, Pathnet Telecommunications, Inc. ("PTI") that will receive the right to develop over 12,000 miles of the investors' rights of way holdings in return for preferred stock. Colonial Pipeline will also contribute - in two separate tranches - an aggregate of $68 million in cash in return for preferred stock, an option to purchase preferred stock, an option to purchase up to 10% of the number of shares that Pathnet Telecommunications, Inc. actually issues in an underwritten initial public offering at a price equal to 90% of the price that Pathnet Telecommunications, Inc. charges for the sale of its shares in the offering and a single fiber optic conduit along a portion of the Colonial right of way corridors or other telecommunications assets of equal value.

    The structure of the proposed contribution and reorganization transaction requires Pathnet to obtain waivers and consents from the holders of a majority in principal amount of Pathnet's notes. In consideration for the required consents, (1) PTI is offering its guarantees for all of the notes (the "Guarantee"), (2) Pathnet will make a consent payment of $25.00 per $,1000 in face amount of the notes to each of the consenting noteholders who held notes on the record date of the consent solicitation and (3) Pathnet will purchase and pledge to the indenture trustee, for the benefit of the noteholders, additional United States Treasury securities as security covering the October 2000 interest payment on the notes following the consummation of the Transaction

    The new investors collectively will receive an approximate one-third equity stake in the holding company, as well as proportionate representation on the holding company board. Closing of the Transaction is subject to the satisfaction on or before March 31, 2000, of certain conditions, including consent of the holders a majority of the principal amount of our outstanding bonds. There is no assurance that these conditions will be satisfied by that date. IN THIS REPORT, THE WORDS "WE," "US" AND "OUR" REFER TO PATHNET INC. FOR PERIODS PRIOR TO THE CLOSING OF THE TRANSACTION AND TO THE NEW HOLDING COMPANY AND ITS SUBSIDIARIES (INCLUDING PATHNET INC.) FOR PERIODS AFTER THE CLOSING OF THE TRANSACTION.

    We expect our nationwide network to grow to approximately 20,000 route miles utilizing fiber and high capacity Synchronous Optical Network Technology, also known as "SONET" microwave. We intend to continue to develop our backbone on a "smart-build" basis by prioritizing route development along corridors with high demand for dark fiber and conduit or partnering with established companies in the joint development of those routes. We expect our network will terminate in central offices in our target markets where we intend to collocate and use ILEC unbundled network elements or other third party local network assets in the provision of service to our customers.

As of December 31, 1999, our network consisted of over 6,300 wireless route miles providing wholesale transport services to 30 cities and 500 miles of installed fiber. We are constructing an additional 600 route miles of fiber network, which is scheduled for completion in the first half of 2000. We have also entered into two additional co-development agreements for the construction of an additional 750 route miles of fiber optic network. We expect to develop additional backbone network from a pool of over 12,000 route miles of right of way received in the Transaction -- 8,000 of which will have some form of exclusivity. These additional route miles will provide us with the opportunity to develop unique and diverse paths connecting our target markets back to major tier one metropolitan areas.

    In addition to building our network, since inception we have:

     o Obtained state regulatory certification or otherwise been authorized to provide our planned telecommunications services in 13 states, with applications pending in an additional 8 states, which will allow us to obtain unbundled network elements from the ILECs;

     o    Executed   interconnection   agreements   with  three  existing  local
          telephone companies; US West, Ameritech and Southwestern Bell;

     o Executed agreements providing for collocations with US West and BellSouth;

     o Launched our Alliance Program under which we expanded our virtual network to reach additional markets by reselling portions of two other carriers' networks;

     o    Signed Master Service Agreements with the three largest U.S. IXCs;

     o Completed our fully operational Network Operations Center, providing twenty-four hours a day, seven days-a-week coverage; and

     o Entered into a leased fiber agreement for an indefeasible right to use (sometimes referred to as an "IRU") a portion of our dark fiber capacity on our fiber route currently being constructed from Chicago, Illinois to Aurora (a suburb of Denver), Colorado.

MARKET OPPORTUNITY

INDUSTRY OVERVIEW

    We believe that the following five factors create a substantial market opportunity for our products and services:

     o Increasing demand for high capacity access and transport services to accommodate unprecedented consumer demand for Internet access and related services;

     o Growing disparity, sometimes referred to as the "digital divide," between telecommunications services available in the largest markets and those services available in second and third tier markets due to our telecommunications service provider customers' nearly exclusive focus of resources and product offerings on first tier domestic and global markets;

     o Rapid development of new technologies such as Digital Subscriber Line services ("DSL") that allow carriers to exploit existing local network infrastructure to deliver multiple media (including voice, data, video and Internet) at high speed over a single physical local access connection to a network;

     o Rapid migration from circuit-based network architectures to fast packet-based network technologies that allow for the efficient integration of multiple customers across a common backbone network infrastructure; and

     o Adoption of the Telecommunications Act and certain state regulatory initiatives that provide increased opportunities in the telecommunications marketplace by opening local markets to competition and requiring ILECs to provide additional direct interconnection and collocation to their competitors.

    We intend to exploit these developments and employ emerging convergent technologies in the deployment of our backbone network and local access platform. We believe the emergence and acceptance of advanced convergence-supporting technologies at the user premise will significantly increase our abilities to provide low cost solutions to our carrier customers in underserved and second and third tier markets that have been overlooked by other emerging telecommunications service providers.

ADDRESSABLE MARKET

    We worked with The Yankee Group on an addressable market study for the products and services we expect to bring to the marketplace in the near term.

The study found that the communications market is currently a $270 billion market in the U.S. and is expected to grow at over 10% annually for the next five years. According to The Yankee Group, the sections of the market that we expect to address -- backbone infrastructure services, inter-city and local wholesale transport services and local access services -- are among the most rapidly growing components of the current telecommunications landscape which The Yankee Group forecasts to grow at approximately 18% annually for the next five years. The Yankee Group estimates that the addressable market for these products and services in the United States to be $30 billion in 1999, expanding to $80 billion by 2005.

    We plan to serve second and third tier markets with populations between 600,000 and 50,000, of which there are over 200, with backbone infrastructure services, long haul wholesale transport and local access services. We also expect to capture a portion of the long haul wholesale transport services segment between first tier markets with populations over 600,000. We estimate that the addressable market for these products and services is $13 billion in 1999, growing to $27 billion in 2004.

BUSINESS STRATEGY

    Our business objective is to become the preferred facilities-based wholesale telecommunications provider to customers in our target markets. To achieve this goal, we plan to:

     o Concentrate our focus on the needs of telecommunications service providers and their customers;

     o    Focus on underserved and second and third tier markets;

     o    Enter and roll-out service rapidly in our target markets;

     o    Design, build and acquire a low-cost network;

     o    Provide superior customer service and service quality; and

     o Pass to our customers savings from the deployment of our local network access program.

    Each of these strategies is discussed in more detail below:

     o CONCENTRATE OUR FOCUS ON THE NEEDS OF TELECOMMUNICATIONS SERVICE PROVIDERS AND THEIR CUSTOMERS. Our customers are companies in the business of selling communications services to end user customers. We believe that these companies are investing considerable sums to connect as many customers as possible to keep pace with the rapidly evolving telecommunications marketplace and that these carriers would like to find the means to maximize the return on their investments and deployment of resources. We further believe that these challenges are magnified when they consider serving customers in second and third tier markets. Very few of these telecommunications service providers operate at a scale that justifies significant investment in building their own network in smaller markets. The alternative -- re-selling ILEC local networks -- has limited appeal because it can be expensive and, in many cases, the ILEC network components lack the broadband capabilities that these telecommunications service providers need to compete effectively in the marketplace. We believe that our customers will be able to effectively "timeshare" our products and services. This will enable them to access second and third tier markets to serve their customers without incurring high capital expenditures, or many of the franchising and licensing fees and long lead times that are usually associated with building their own networks and establishing a meaningful local collocation presence in these markets.

     o FOCUS ON UNDERSERVED AND SECOND AND THIRD TIER MARKETS. We plan to serve second and third tier markets with populations between 600,000 and 50,000, of which there are over 200, as well as a portion of the first tier markets with populations over 600,000. We believe our customers will value our backbone network because, for the most part, it will be built along unique rights of way offering route separation and diversity in the event of a network system failure. Also, unlike others backbone networks that bypass second and third tier markets, we will construct and design our backbone to interconnect into these markets. We seek to be among the first to market advanced wholesale transport and local access services in many of our markets. By pioneering in second and third tier markets, we hope to capitalize on escalating demand for high capacity bandwidth services that is a product of the current unprecedented demand for Internet access and related services.

     o ENTER AND ROLL OUT SERVICE RAPIDLY IN OUR TARGET MARKETS. We seek to become the first emerging carrier to enter and roll out our products and services broadly in our targeted underserved and second and third tier markets by:

          o    Securing central office space before our competitors do;

          o Obtaining and retaining customers before significant competition for our products and services in these markets arises; and

          o Maintaining advantages over our competitors by offering superior coverage and high customer satisfaction.

     o DESIGN, BUILD AND ACQUIRE A LOW-COST NETWORK. Consistent with our conservative capital expenditure program, one of our key strategies since inception has been to establish strategic relationships with owners of existing telecommunications infrastructure, to reduce our capital costs and time to market. As of December 31, 1999, we had entered into strategic relationships with eight companies who have provided the foundation for our existing 6,300-route mile wireless network. We have also entered into three co-development agreements relating to the construction of 1,850 fiber route miles. After completing the Transaction through our strategic relationships with BNSF, CSX and Colonial, we will have access to over 12,000 miles of valuable rights of way, 8,000 miles of which will have some form of exclusivity.

               We are developing our network using a "smart build" approach. Under this approach, we attempt to reduce the risk of building our network by obtaining one or more co-development partners to share in the costs. We also determine the level of customer demand before construction by obtaining direct customer input regarding the attractiveness of a route and, in certain cases, entering into pre-construction sales of dark fiber and conduit. As a result, we expect that the cost of our retained nationwide backbone network will be significantly less than a comparable network built or acquired at market rates. We intend to continue this low cost approach in providing our local access services. We plan to secure CLEC status in each state that we provide service and we anticipate signing interconnection agreements with all of the relevant ILECs. These interconnection agreements allow us to construct our microwave tributary routes directly to the ILEC central office facility, allowing us to use the existing central office as our point of presence in the market, and avoid the cost of separate facilities. This will enable us to obtain and use unbundled network elements from the ILECs at favorable rates and terms, including space in the ILEC's central offices that are necessary to establish our collocations.

     o PROVIDE SUPERIOR CUSTOMER SERVICE AND SERVICE QUALITY. As part of our strategy to obtain and retain business and telecommunications service provider customers, we intend to provide superior service and customer care. We will aim to provide high quality services by offering what we believe to be state-of-the-art networking solutions and superior customer service. These networking solutions include end-to-end proactive network monitoring and management through our Network Operations Center, 24 hours a day, seven days-a-week. We also offer multiple security features and we have completed implementing our Year 2000 readiness program to ensure that our networks and systems are Year 2000 compliant. See "RISK FACTORS -- RISKS RELATING TO OUR COMPANY OPERATIONS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- YEAR 2000 READINESS DISCLOSURE." We plan to provide superior customer service to promote a high level of customer satisfaction, achieve customer loyalty and accelerate the use of our products and services. In addition, we have, and will continue to install, a technologically advanced network that we believe provides the high level of reliability, security and flexibility that our customers demand. Our fiber and wireless network is designed to meet industry standards for delivering network reliability of 99.999% per network segment.

     o PASS TO OUR CUSTOMERS SAVINGS FROM THE DEPLOYMENT OF OUR LOCAL NETWORK ACCESS PLATFORM. We plan to deploy a convergent local network access platform. In other words, we intend to combine, or enable the combination of, all multiple customer applications onto a single physical local access connection, which will travel on our fast packet-based capable backbone infrastructure. Using this convergent platform we believe that our telecommunications service provider customers will be able to launch their own services to better serve their end user customers.

PROJECTED DEVELOPMENT OF BUSINESS PLAN

         With the funds and other assets received in the Transaction, and additional equity financings, we plan to complete the first phase of our long term business plan. Our long term business plan calls for us to develop an approximately 20,000 mile network and provide services to over 200 second and third tier markets. In the first phase of this plan, we expect to complete development of approximately 12,500 route miles of network and approximately 400 collocations by the end of 2002. We project the development of our network through the end of 2000 to be:

                                                   PROJECTED              PROJECTED          PROJECTED
                                                 NETWORK ROUTE          COLLOCATIONS         ACCESSED
                                                MILES COMPLETED           DEVELOPED           CITIES
         As of December 31, 1999...                      6,800                 40               30
         End of Second Quarter 2000                      7,600                 85               50
         End of Fourth Quarter 2000                      9,100                150               80
         End of Second Quarter 2001                     10,500                230              120

     We plan on drawing on the following sources of cash to fund the first phase of our long term business plan:

     o    our current cash resources;

     o the anticipated proceeds (after associated expenses) from both tranches of Colonial's investment in our shares of series E convertible preferred stock as part of the contribution and reorganization transaction;

     o borrowings under senior secured vendor financing that we propose to execute in connection with the purchase of fiber optic cable and associated network equipment;

     o payments from our co-development partners and sales to infrastructure and bandwidth services customers; and

     o    additional equity investment(s) of at least $100 million.


STRATEGIC RELATIONSHIPS

FIBER CO-DEVELOPMENT PARTNERS

    WORLDWIDE FIBER. In March 1999, we entered into a co-development agreement with Worldwide Fiber, Inc. for the design, engineering and construction by Worldwide Fiber of a multiple conduit fiber-optic system. One of the conduits will contain a fiber optic cable consisting of a specified number of fiber optic strands. The conduits and any installed strands will be equally divided between Pathnet and Worldwide Fiber, and the costs to construct the route will be shared equally by the partners. In addition, Pathnet will pay Worldwide Fiber a management fee equal to 10% of Pathnet's share of the development costs. The system will be approximately 1,100 route miles long, between Aurora, Colorado (a suburb of Denver) and Chicago, Illinois. The first segment, Chicago, Illinois to Omaha, Nebraska, is scheduled to be completed in the fourth quarter 1999, and the second segment, Omaha to Aurora, is scheduled to be completed by the end of the first quarter of 2000. In connection with the co-development agreement, we entered into a joint marketing agreement with Worldwide Fiber under which both Worldwide Fiber and we will attempt to sell certain inactive fiber optic strands on the route, and will share the revenues from such sales. The joint marketing agreement also permits each party to retain fiber optic strands for its own use, subject to certain restrictions on resale, and to swap a certain number of fiber optic strands to third parties.

    TRI-STATE. In August 1999, we entered into a co-development agreement with Tri-State Generation and Transmission Association, Inc. and four regional electric cooperatives for our design, engineering and construction of an aerial fiber system, approximately 420 route miles long, between Albuquerque, New Mexico and Grand Junction, Colorado. This system, constructed on power transmission lines, will contain a specified number of fiber optic strands. The cost to construct the system will be borne equally between Pathnet and the other parties. In connection with the co-development agreement, we entered into a joint marketing agreement under which each party will reserve a portion of the fiber strands for its own operations, a subset of which will be available for swaps with third parties. The remaining fiber strands will be jointly sold, with Pathnet as the exclusive marketing agent. Any revenues derived from the sale of those fiber strands will be shared equally between Pathnet and Tri-State, after deduction of a Pathnet marketing fee. We expect this system to be completed in the second half of 2000.

    ALLIANCE PROGRAM. We have entered into capacity purchase agreements with two other carriers, IXC and Frontier, enabling us to resell capacity on their networks. This allows us to extend our network reach to POPs throughout the markets reached by Frontier's and IXC's networks and pre-sell capacity along routes we intend to develop.

WIRELESS CO-DEVELOPMENT PARTNERS

    FIXED POINT MICROWAVE SERVICES AGREEMENTS. We have entered into several fixed point microwave services agreements with co-development partners who own existing wireless telecommunications assets. Typically, under these agreements we lease an interest in the co-development partner's sites and facilities on which our network is built and in return we provide the co-development partner with capacity on such network for its own internal use. We typically pay the co-development partner a portion of the revenue derived from our selling the excess bandwidth on that co-development partner's route. Generally, the co-development partner receives up to 20% of the revenues earned after the systems have been in place for 48 months. In addition, these agreements generally require the co-development partner to make capital investments toward the upgrade of its systems infrastructure to make it suitable for installation of the equipment used in our digital network which, in most cases, includes significant modifications to structures, towers, battery plants and equipment shelters. These agreements generally provide for a five or ten year term that is subject to renewal by us upon the occurrence of certain events, for up to a 25-year term. As of February 15, 2000, we had entered into fixed point microwave services agreements with these co-development partners:

    o Idaho Power Company;

    o Northern Indiana Public Service Company;

    o The Burlington Northern and Santa Fe Railway Company;

    o Kinder Morgan, Inc. (formerly KN Energy, Inc.);

    o Kinder Morgan, Inc. (formerly KN Telecommunications, Inc.);

    o Texaco Pipeline;

    o Northern Border Pipeline Company; and

    o Northeast Missouri Electric Power Cooperative.

    TOWER LEASE AGREEMENTS. We entered into a leasing arrangement with American Tower Corporation under which American Tower granted us a 25-year license to use certain of its towers to deploy several wireless portions of our network.

PRODUCTS AND SERVICES

    We plan to offer the following products and services:

    o DARK FIBER AND CONDUIT FOR SALE OR GRANT OF LONG LEASE TERMS. We sell rights for dark fiber and related services as well as rights to conduit. Dark fiber consists of fiber strands contained within a fiber optic cable which has been laid but does not yet have its transmission electronics installed. A sale or grant of an indefeasible right to use our dark fiber typically has a term which approximates the economic life of a fiber optic strand (generally 20 to 30 years). Purchasers of dark fiber rights typically install their own electrical and optical transmission equipment. Substantially all of our current and planned builds include laying spare conduits, and we may sell rights to use them. A purchaser of conduit rights typically lays its own cable inside the conduit. Related services for both sales of rights for dark fiber and conduits may include installation of customer equipment at the locations where we have installed transmission equipment and network equipment and maintenance of the purchased fiber or conduit. Generally, we expect our customers to pay for dark fiber rights and conduit at the time of delivery and acceptance of the fiber or conduit, although other payment options may be available. In addition, depending upon the nature of our contractual terms, we will treat our sales of dark fiber and conduit as sales-type leases or operating leases. We typically require our customers to make ongoing payments for maintenance services.

    o DARK FIBER FOR LEASE OR LEASE TO PURCHASE. We will also lease dark fiber for a term less than the period for which the indefeasible usage rights are typically granted. Leases will be typically structured with monthly payments over the term of the lease. Generally, we expect to realize a premium in lease pricing for bearing the risk that the lease will not be renewed for the balance of the life of the asset. We plan to offer customers the option to lease to purchase.

    o WAVELENGTH LEASE. In our network, we intend to use Dense Wavelength Division Multiplexing, or DWDM, a technology that allows multiple optical signals to be combined so that they can be aggregated as a group and transported over a single fiber to increase capacity. This will allow us to sell a customer exclusive long-term use of a portion of the transmission capacity of a fiber optic strand rather than the entire strand. We expect that the installation of the necessary transmission equipment to provide these services along our first completed fiber route from Chicago to Denver will be complete in the first half of 2000. We expect to be able to derive up to 160 individual wavelength channels at either OC-48 or OC-192 per fiber pair.

    o INTER-CITY WHOLESALE TRANSPORT SERVICES. Our inter-city transport services are focused on second and third tier markets and are comprised of point-to-point services offered as Time Division Multiplexing, or TDM, which is an electronic process that combines multiple communication channels into a single, higher-speed channel by interleaving portions of each in a consistent manner over time-based private lines at high speed including DS-1, DS-3, OC-3, OC-12, OC-48 and OC-192. We believe that our services will be particularly attractive to our customers because of our low cost backbone transport and low cost local loops (attributable to our collocation in the ILEC's central office and our use of unbundled network element transport). We believe that we offer more flexible commitment levels with higher reliability than are currently available on traditional multiplexed services. As of December 31, 1999, we offered inter-city wholesale transport services on our 6,300 route mile-wireless network as well as via our Alliance Program.

    o LOCAL WHOLESALE TRANSPORT SERVICES. Once we establish collocation in the ILEC's central offices in second and third tier markets, we believe that we will be able to deliver local transport between central offices or to connect those central offices to our backbone or a telecommunications service provider customer backbone. We plan to offer local transport services, such as xDSL-based private lines or TDM-based private lines at high rates of speed including DS-0, DS-1, DS-3, OC-3, OC-12, OC-48. We expect our customers to use these services to reduce charges for inter-office transport or to provide end office trunking.

    o LOCAL ACCESS SERVICES. We plan to deliver our local access services from network presences we have established by collocating with the ILECs in second tier and third tier markets and through the local networks we have established using a combinations of unbundled network elements and other network components from other communications carriers.

    o VIRTUAL POINTS OF PRESENCE (VPOP). We plan to bundle our wholesale transport services and local access services to offer our virtual points of presence service, sometimes referred to as VPOP. Through this bundle of services, we intend to offer our customers the ability to establish a virtual point of presence for their networks using our facilities, thus avoiding the need to place any equipment at a collocation site. We will focus this VPOP service on second and third tier markets. We expect that our VPOP service will allow our customers to virtually extend the reach of their networks while expending less resources and incurring far less risk than if that customer had expanded and built its own network.

SALES AND MARKETING STRATEGY

    Our wholesale customers tend to be very knowledgeable about the nature of the services and technology available in the marketplace. As a result, our marketing efforts are largely limited to ensuring that our products and services are visible and well represented in the market. As part of our marketing strategy, we attempt to position ourselves as the provider of choice for telecommunication service providers because of the quality of our service, the control we provide customers over their service platforms, the reliability of our services and our low cost position. We believe our cost advantages allow us to sell our services on our network at prices that represent potentially significant savings for our large-volume customers relative to their other alternatives.

    We sell our services to large regional and national telecommunications service providers through our direct sales team on a national account basis. Since we sell primarily to other telecommunications service providers, we expect that our sales and marketing department will remain relatively small and focused, resulting in strong customer relationships and lower operating costs. Our sales team consists of senior level management personnel and experienced sales representatives with extensive knowledge of the industry and our products. This team also has key industry contacts at various levels within many telecommunications service provider organizations.

CUSTOMERS

    We have defined a range of products and services designed to meet the unique needs of our customers and, as a result, we intend to offer several types of services to these types of customers:

     o Full service IXCs: we intend to provide low cost DSL-based transport, used to deliver broadband access. We expect to provide lower cost access and short haul transport to reduce the cost of delivering traditional voice, private line or data services;

     o CLECs and competitive IXCs: we can extend reach to new markets by providing a more efficient means for CLECs to originate or terminate voice traffic and a lower cost source of inter-city wholesale transport or infrastructure services;

     o ISPs: we intend to offer low cost DSL to deliver broadband access. We expect to be able to extend ISPs reach to new markets. We plan to provide low cost infrastructure services and wholesale transport services. We expect to provide direct access to the locations at which ISPs exchange each other's traffic.

     o ILECs: we expect to provide lower cost network services within the ILEC's own region and wholesale transport services and local access services out of region as ILECs become permitted to provide these services;

     o Wireless and cable providers (including cellular companies): we plan to provide backhaul services, head end distribution services and wholesale transport services; and

     o Resellers: we expect to provide low cost termination for switched traffic.

THE PATHNET NETWORK

BACKBONE NETWORK

    We plan to create an approximately 20,000 route mile nationwide network. Tributaries using either fiber or wireless technology will connect our backbone to our targeted markets. We believe that connecting the second and third tier markets to a national backbone is the key to funneling traffic between these markets and first tier markets.

    NETWORK ROUTE SELECTION AND SMARTBUILD APPROACH. In order to utilize capital effectively, we employ a "smart-build" approach. This means that we seek to reduce our risks in undertaking the build by:

     o    Obtaining one or more co-development partners to share in the costs;

     o Determining the levels of customer demand before construction (by obtaining direct customer input on the route); and

     o In certain cases, seeking to effect pre-construction sales of dark fiber and conduit.

    Before deciding to construct or acquire a network to serve particular markets, we review the demographic, economic, competitive and telecommunications demand characteristics of the markets along proposed routes, including their location, the concentration of potential business, government and institutional end-user customers, the economic prospects for the area, available data regarding transport demand and actual and potential competitive telecommunications company competitors. We estimate market demand on the basis of market research performed by us and others, utilizing a variety of data including estimates of the number of interstate access and intrastate private lines in the market based primarily on FCC reports and commercial databases.

    We expect to enter into a co-development relationship with one or more partners to share the costs of building the route as well as the dark fiber revenue from each constructed route. We recently employed this approach in developing our fiber routes from Chicago, Illinois to Aurora (a suburb of Denver, Colorado), and from Albuquerque, New Mexico to Grand Junction, Colorado with our partners, Worldwide Fiber and Tri-State. Typically, independent contractors selected through a competitive bidding process provide our construction and installation services. In certain of our network builds, we provide project management services, including contract negotiation and supervision of the construction, testing and certification of our facilities.

    FIBER CURRENCY, SWAPS AND ACQUISITIONS. When determining the fiber optic cable and conduit sizing for a particular route, we take into account these considerations:

     o    Fiber strands required for our retained network;

     o    Fiber strands required by our co-development partner's network;

     o    Projected sales of fiber strands and conduits along the route;

     o Quantity of fiber strands to be retained and allocated for swaps to obtain fiber strands on routes owned by others; and

     o Retained empty conduit in the event we desire to deploy different or advanced technologies.

    We believe fiber has a "currency" value depending upon the value of the route to specific telecommunications service providers. Once we determine a particular route has a high currency value, we expect to capitalize on this by using excess fibers and conduit to enable advantageous fiber swaps and sales of fiber and conduit. If we determine that a particular route is being sufficiently served by existing fiber, we will not build our own network along that route, but instead we will use our fiber "currency" to swap for existing fiber along those routes or we will acquire dark fiber that is already installed by another company. In this way, swaps will allow us to leverage our network, gain more geographical coverage and decrease our time to market.

    In order to connect our network with our customers, we develop interconnections from our backbone network into our targeted underserved and second and third tier markets. We design and install our interconnections using the most cost effective technology to meet the market's needs that may include building fiber optic cable, acquiring existing fiber, installing wireless components, or combinations of these technologies.

LOCAL ACCESS CONVERGENT PLATFORM

    We believe establishing a local presence in our target markets will position us to deploy a convergent local network access platform that will enable multiple customer applications to be combined at a single physical local access connection and then travel onto our advanced, fast packet-based backbone infrastructure. From this convergent platform, we expect to enable our telecommunications service provider customers to launch their own services to better serve their customers.

    We intend to obtain state certification or authorization as a CLEC in each state in which we are required to do so, and to sign interconnection agreements with the relevant ILECs in our target markets. Once we have obtained the appropriate state authorization and entered into interconnection agreements with the ILECs, we will be able to construct our central office collocation facilities at the premises of, and obtain and use network elements from, the existing local telephone companies. As of February 15, 2000, we were authorized to provide our products and services in 13 states and have several interconnection agreements in negotiation with the ILECs.

    As of December 31, 1999, we had 40 collocations, which are environmentally controlled, secure sites designed to house transmission, routing and other equipment. We are designing our collocations with an average of 100 square feet in order to provide our customers direct local access via our access platform to those markets. We intend to expand our network to include multiple collocations in ILEC central offices within our target markets in order to provide the platform for our end-to-end service offerings for our customers.

    Once our collocations are established, we plan to link these collocations together within the market using unbundled network element transport from the ILECs in order to provide our products and services throughout the market. In addition to these unbundled network elements, there are other possible alternatives for us to employ in linking these central offices. For instance, we may lease or purchase dark fibers from a third party provider, use wireless connections or possibly even lay our own local fiber if warranted based upon demand.

EQUIPMENT SUPPLIER RELATIONSHIPS

    We have agreed upon an exclusive vendor agreement with Lucent Technologies which provides for discounted pricing on the fiber that we purchase from Lucent as well as marketing and engineering support in connection with the expansion of our network. The effectiveness of this agreement is conditioned on the execution of documents relating to the financing by Lucent of such purchases of fiber and the execution of these financing documents is, in turn, conditioned on the closing of theTransaction.

    Under a Master Agreement between us and NEC, dated August 8, 1997, we agreed to purchase from NEC certain equipment, services and licensed software for us to use in our network under pricing and payment terms the we believe are favorable. In addition, NEC has agreed, subject to certain conditions, to warranty equipment that we purchase from NEC for three years, if defective, to repair or replace certain equipment promptly and to maintain a stock of critical spare parts for up to 15 years. This agreement with NEC provides for fixed prices during the first three years of its term.

    We have also entered into a Purchase Agreement with the Andrew Corporation in which we agreed exclusively to recommend to our co-development partners certain products manufactured by Andrew. In return, Andrew agreed to sell those products to our co-development partners and to us for a three year period, renewable for two additional one-year periods at our option. The agreement generally provides for discounted pricing based on projected order volume.

PROPOSED CREDIT FACILITY WITH LUCENT

     We have been negotiating with Lucent Technologies, Inc., over the terms of a senior secured credit facility that would provide us with vendor financing for fiber optic cable purchases. The credit facility would be executed in connection with a fiber optic cable purchase agreement where we agree to make Lucent our exclusive provider of fiber optic cable. Neither party has signed the definitive agreements governing the proposed financing, but we expect to execute definitive agreements in the next several weeks. We describe below the material terms of the proposed Lucent credit facility, based on the current drafts of the agreements. We cannot assure you that we will enter into any financing agreements with Lucent, or that any agreements that we execute will be on these terms. However, we currently expect that we will enter into a vendor financing agreement with Lucent on terms similar to those outlined below.

     The first tranche of the proposed facility will be $60 million and will be available to be drawn after the facility becomes effective until January 31, 2001. The proceeds of any loans by Lucent must be used to finance fiber optic cable that we purchase under the fiber optic cable purchase agreement between us and Lucent. The loans will not cover the entire invoice cost of those purchases.

Under the Lucent credit facility, we will be required to pay various customary arrangement, commitment and other fees. To preserve exclusivity, Lucent must offer additional tranches on similar terms to the first tranche.

     If executed as currently drafted, we expect the proposed credit facility with Lucent to have these terms:

     o    The first tranche loans would mature on December 31, 2005;

     o Mandatory prepayments are required in connection with dark fiber sales and other dispositions;

     o    Lucent's   obligation   to  loan  any  funds  under  the  facility  is
          conditioned on, among other things:

          -- We must purchase and pay for a specified minimum dollar value of Lucent products;

          -- A newly-formed vendor financing subsidiary of Pathnet or Pathnet Telecom would be the borrower under the credit facility and must be capitalized with assets having a value of at least $60 million;

          -- We must obtain the necessary permits (including any required rights of way) required to build the network segment in which the financed fiber will be installed; and

     o The loans would bear interest at floating rates based on an index plus a specified margin.

    The indebtedness outstanding under the Lucent credit facility is expected to be guaranteed by the borrower (a newly formed vendor financing subsidiary of ours or Pathnet Telecommunications, Inc.). The indebtedness will be secured by all property and assets owned by, and all capital stock of and inter-company indebtedness owed to, the borrower.

    We anticipate that the Lucent credit facility will contain various covenants typical for facilities of this nature. Some of those covenants will restrict the vendor financing subsidiary and its subsidiaries, if any, from, among other things:

     o    Incurring indebtedness;

     o    Entering into merger or consolidation transactions;

     o    Disposing of their assets;

     o    Acquiring assets; and

     o    Making certain restricted payments;

     o Paying interest or principal on the Notes if excess cash is available at PTI or us for Note repayment;

     o    Creating any liens on its assets;

     o    Making investments;

     o    Entering into sale and leaseback transactions; and

     o    Entering into non-arms'-length basis transactions with affiliates.

    As currently drafted, the Lucent credit facility also requires that the vendor financing subsidiary comply with various customary financial covenants, including required ratios for:

    o Consolidated Indebtedness to Total Capitalization;

    o Consolidated Indebtedness to Consolidated EBITDA;

    o Consolidated EBITDA to Consolidated Debt Service;

    o Consolidated EBITDA to Consolidated Interest Expense; and

    o Minimum annual revenues to the vendor financing subsidiary.

    The draft Lucent credit facility contains a number of events of default, including:

     o    Nonpayment of principal, interest, fees or other amounts;

     o The occurrence of a default on other material indebtedness of the vendor financing subsidiary and its subsidiaries (if any) and, in certain circumstances, of Pathnet Telecommunications, Inc. and its subsidiaries including a termination by Lucent as the result of our default on the fiber supply agreement with Lucent;

     o Failure to comply with certain covenants, conditions or provisions under the credit facility;

     o    The existence of certain judgments;

     o    The  occurrence of any default under  material  agreements  that could
          result  in  a  material   adverse  effect  on  the  vendor   financing
          subsidiary;

     o    The breach of representations or warranties;

     o Commencement of reorganization, bankruptcy, insolvency or similar proceedings;

     o    The occurrence of certain ERISA events; and

     o A change of control of Pathnet Telecommunications, Inc. or the vendor financing subsidiary.

        If the borrowing subsidiary defaults on its obligations under the Lucent credit facility, all of those obligations could be declared to be immediately due and payable. Upon a payment default or upon any acceleration of the obligations under the Lucent credit facility, assuming those obligations exceeded $7.5 million, any amounts then owing under the Notes would become immediately due and payable.

        Under the Lucent credit facility, the vendor financing subsidiary is not permitted to offer any guarantee of any indebtedness of Pathnet Telecommunications, Inc. or us. In addition to the Lucent credit facility, we intend to enter into similar financing arrangements with other of our equipment vendors. We expect that other vendor financing participants will demand similar restrictions.

NETWORK RELIABILITY

    We have constructed our network operations center in Washington, D.C. This network operations center, currently provides real-time, end-to-end monitoring of our network operations 24 hours a day, seven days-a-week, as well as pro-active customer care for all of our customers' services. The network operations center ensures the efficient and reliable performance of the network through pro-active early identification and prevention of potential network disruptions. In addition, our network operations center enables us to schedule and conduct maintenance of our network while minimizing interference with the use of the network by our customers. Specific features provided by our network operations center include network fault and event management, network and service level performance management and analysis as well as remote configuration of all network elements. our network operations center has full fallback capability and it appears to be Year 2000 compliant.

COMPETITION

    Competition in the telecommunications industry is intense. In our target markets, we expect to face increasing competition in the areas of price and performance, transmission quality, breadth and reliability of our network, customer service and support, brand recognition and critical relationships with third parties such as Internet service providers. While we generally will not compete with telecommunications service providers for end user customers, we may compete as a "carriers' carrier" with certain of those providers including IXCs (such as AT&T Corp., MCI WorldCom, Inc. and Sprint Corporation), wholesale providers (such as Qwest Communications International Inc., Williams Communications Group, Inc., DTI Holdings, Inc., Global Crossing Ltd and Level 3 Communications, Inc.), ILECs (such as US West, BellSouth, Bell Atlantic, SBC and GTE Corporation) and CLECs (such as GST Communications, Inc., ITC/Deltacom, Inc. and Metromedia Fiber Network, Inc.) who would otherwise be our customers in our target markets. Other entities which may become our competitors in this regard include communications service providers, cable television companies, electric utilities, wireless telephone operators, microwave carriers, satellite carriers, and large end users with private networks.

    Initially, in second and third tier markets our most significant competitors will be ILECs and other CLECs. Many of the largest ILECs will begin offering in the near future some of the products and services we plan to offer and some have already begun to do so. These companies are able to draw upon established networks, well-known brand names, customer loyalty, a pre-existing base of management and employees, and greater access to capital than will likely be available to us. Moreover, many ILECs own the telephone wires they use, and can bundle digital data services, for example, without having to incur the costs of negotiating interconnection agreements. As other industry participants also seek to enter these markets, we will face increasing competition.

    Industry consolidation and strategic alliances between participants in the telecommunications industry will also increase the level of competition we will face, particularly as the demand for bundling of services surges. New technologies, further deregulation and other changes in our regulatory environment will create further competitive pressures as we enter our target markets.

GOVERNMENT REGULATION

    OVERVIEW. Our telecommunications businesses are subject to varying degrees of federal, state and local regulation. We are a telecommunications carrier under the terms of the federal Communications Act. As a telecommunications carrier, we are subject to FCC and state utility commission regulation of our activities. Local authorities also may regulate the permitting and construction of our telecommunications facilities.

    The Telecommunications Act created a uniform national policy in favor of competition in all telecommunications market segments. As described below, the rules and policies implementing the Telecommunications Act remain subject to agency action and litigation at both the federal and state level. We nonetheless believe that the national policy in favor of competition that was created by the Telecommunications Act will lead to increased market opportunities for us. Because these opportunities require additional agency action before the Telecommunications Act is fully implemented, and because these actions may be subject to court review, we cannot predict the pace at which the law will be fully implemented.

    We are required to file federal and state tariffs describing the prices, terms and conditions of our services, and these tariffs are subject to varying degrees of regulatory oversight and approval. We must also comply with state and local license or permit requirements relating to the installation and operation of our network. Burdensome license, permit or other regulatory requirements or developments could make it more difficult for us to comply with these laws and regulations.

    The FCC and state public service commissions generally have the right to impose sanctions, forfeitures, or other penalties mandating refunds if a carrier fails to comply with applicable rules. We cannot assure you that regulators or such third parties will determine that we have complied with all applicable laws and regulations. Any proceedings against us could have a material adverse effect on our business, financial condition, or results of operations.

    FEDERAL REGULATION. The FCC regulates interstate and international telecommunications services, and it also regulates the holders of radio licenses. We are subject to FCC regulation as a common carrier, which means that we are subject to longstanding general requirements that our rates be "just and reasonable" and that we not engage in "unjust or unreasonable discrimination" in serving the public. As a common carrier, we also must file certain periodic reports and applications with the FCC, and the FCC has jurisdiction to act on certain complaints for failure to comply with regulatory obligations. We also are required to file basic tariffs at the FCC for our provision of telecommunications services generally, although those tariffs are not subject to pre-effective review and can be amended on one day's notice. We are subject to the licensing processes of the FCC for the use of our microwave licenses. We also generally must apply to the FCC for its consent before assigning a radio license or transferring control (for example, through the sale of stock) of any company holding radio licenses or common carrier authorizations.

    We are not, however, subject to the particular laws and FCC regulations imposed by the Telecommunications Act on ILECs, which are the existing local telephone companies including, among others, the former Bell operating companies and GTE. These regulations have provided, and we believe they will continue to provide, significant opportunities for us to compete with ILECs for the provision of competitive telecommunications services. These laws and regulations require ILECs to:

    o Provide "physical collocation" to competitors, a requirement that permits us and other similarly licensed common carriers to install and maintain our own network termination equipment at ILEC central offices;

    o "Unbundle" components of their local service networks in a nondiscriminatory manner so that we and other new competitors can obtain network facilities, equipment, features, functions and capabilities at cost-based prices (which may include a reasonable profit);

    o Permit us and other competitors to "interconnect" with ILEC facilities at any technically feasible point within their networks, at prices based on cost (which may include a reasonable profit);

    o Engage in "reciprocal compensation" for the exchange of telecommunications traffic, an obligation that requires ILECs and new competitors to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost, or through the mutual exchange of traffic without explicit payment;

    o Establish wholesale prices for their services to promote resale of services and facilities by new competitors;

    o Establish "number portability" so that customers can maintain their existing phone numbers when they switch from one telecommunications provider to another without impairing quality, reliability or convenience;

    o   Establish   "dialing  parity"  so  that  customers  will  not  detect  a difference in quality or complexity in dialing telephone numbers or accessing operators and emergency services; and

    o Provide nondiscriminatory access to telephone poles, ducts, conduits and rights of way.

    Applicable FCC regulations require ILECs to negotiate in good faith with carriers requesting any of the above arrangements. If the negotiating carriers cannot reach agreement in a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. This set of obligations provides significant market opportunity for new competitors, but, as discussed below, we cannot assure you that the various government agencies responsible for implementing these pro-competitive policies and requirements will do so in a timely and effective manner.

    The Telecommunications Act requires the FCC to establish rules and regulations to implement its local competition provisions. In August 1996, the FCC issued rules governing interconnection, resale, unbundled network elements, the pricing of those facilities and services, and the negotiation and arbitration procedures that would be utilized by states to implement those requirements. These rules, which were generally favorable to new competitors, were vacated in part by a July 1997 ruling of the United States Court of Appeals for the Eighth Circuit. On January 25, 1999, the United States Supreme Court issued an opinion upholding the authority of the FCC to establish rules, including pricing rules, to implement statutory provisions governing both interstate and intrastate services under the Telecommunications Act. The Court also upheld rules allowing carriers to select provisions from among different interconnection agreements approved by state commissions for the carriers' own agreements (the "pick-and-choose" rule) and a rule allowing carriers to obtain combinations of unbundled network elements.

    The Supreme Court, however, vacated the FCC rule setting forth the specific unbundled network elements that ILECs must make available, finding that the FCC had failed to apply the appropriate statutory standard. On November 5, 1999, the FCC responded to the Court's decision by issuing a decision that maintains competitors' access to a wide variety of unbundled network elements. Six of the seven unbundled elements the FCC had originally required carriers to provide in its 1996 order implementing the Telecommunications Act remain available to competitors. These elements are loops, including loops used to provide high-capacity and advanced telecommunications services; network interface devices; local circuit switching, subject to restrictions in major urban markets; dedicated and shared transport; signaling and call-related databases; and operations support systems. The FCC removed access to operator and directory assistance service from the list of available unbundled network elements. In addition, the FCC added to its list certain unbundled network elements that were not at issue in 1996. These elements include subloops, or portions of loops, and dark fiber loops and transport. The FCC did not, however, require ILECs to unbundle facilities used to provide Digital Subscriber Line service (packet switches and digital subscriber line access multiplexers). The FCC did not decide, but sought additional information on, the question of whether carriers may combine certain unbundled network elements to provide special access services to compete with those provided by the ILECs. The ability to obtain unbundled network elements is an important element of our business, and we believe that the FCC's actions in this area have generally been positive. However, we cannot predict the extent to which the existing rules will be sustained in the face of additional legal action and the scope of the rules that are yet to be crafted by the FCC. For example, the FCC may restrict the use of unbundled network elements for the provision of services affording long distance companies access to local telephone networks, which would reduce our competitive price advantage and limit the market opportunities in that segment of the telecommunications market.

    The rates charged for interconnection and unbundled network elements we require vary greatly. These rates are subject to the approval of state regulatory commissions, through approval processes that typically involve a lengthy review of the rates proposed by the ILECs in each state. The final rates approved typically depend on the ILECs' initial rate proposals and the policies of the state public utility commission. These rate approval proceedings are time-consuming and expensive. Recurring and non-recurring charges for telephone lines and other unbundled network elements may increase based on the rates proposed by the ILECs and approved by state regulatory commissions from time to time, which would have a material adverse effect on the results of our operations. Moreover, because the cost-based methodology for determining these rates is still subject to judicial review, there is great uncertainty about how these rates will be determined in the future.

     Underthe rules adopted by the FCC pursuant to the Telecommunications Act, we have entered into collocation agreements with two major ILECs (BellSouth and USWest) covering 17 states. These agreements include the provision of unbundled network elements to be used in connection with competitive telecommunication services. We have also entered into a collocation agreement with another existing ILEC, BellSouth, covering 9 states. We expect these collocation agreements to be part of the more comprehensive interconnection agreements with these ILECs that are currently under negotiation. In addition, we are negotiating additional collocation agreements in other states. We have negotiated with two ILECs for the provision of unbundled network elements to be used in connection with competitive telecommunications services. We expect the pace of these negotiations to continue for the foreseeable future. Although we expect, based on our experience thus far, that such negotiations will yield acceptable agreements that will permit us to implement our business plan on schedule, we cannot predict the extent to which ILECs interpreting the FCC regulations may seek to frustrate our collocation plans or the extent to which we will need to seek arbitration or commence litigation to achieve our goal. If we are unable to enter into, or experience a delay in obtaining, interconnection agreements, this inability or delay may materially and adversely affect our business and financial prospects.

    The FCC has been reviewing the policies and practices of the ILECs with the goal of facilitating the efforts of telecommunications companies to obtain access to central office space and other network facilities more easily and on more favorable terms. On March 31, 1999, the FCC adopted rules to make it easier and less expensive for telecommunications companies to obtain central office space and to require ILECs to make new alternative arrangements for providing central office space. However, the FCC's new rules have not been uniformly implemented in a timely manner and may not ultimately enhance our ability to obtain central office space. Difficulties we experience in obtaining access to and interconnection with the ILECs' facilities can negatively impact our future plans for providing certain services.

    Our   expected   provision   of   DSL   is   largely   unregulated   by  the
Telecommunications  Act  or the  FCC  because  we,  and  the  telecommunications companies  that  are our  customers,  are not  ILECs.  Moreover,  our  customers providing DSL service to end users, such as Internet service providers, are unregulated "information services providers." The FCC affirmed in a report adopted on April 10, 1998, that Internet service providers will not be subject to regulation as telecommunications carriers under the Telecommunications Act. They thus will not be subject to universal service subsidies and other regulations. We cannot, however, assure you that neither Congress nor the FCC will alter that regulatory scheme in the future. Further, in August 1998, the FCC proposed new rules that would allow ILECs to provide their own DSL services through separate affiliates that are not subject to ILEC regulation. Although the FCC recently decided some of the other issues raised in that proceeding, the question of whether ILECs can provide unregulated DSL services through a separate affiliate remains unresolved. Some members of Congress also have expressed interest in giving ILECs additional pricing flexibility for high speed data services and expanding the geographic area in which ILECs may offer these services to their customers. Any expansion of ILECs' ability to offer high speed data and Internet services may have an adverse impact on our business. On November 18, 1999, the FCC decided to require ILECs to share telephone lines with DSL providers, an action that may foster competition by allowing competitors to offer DSL services without the purchase their customers to having to a second telephone line. Whether this development will be implemented in an effective way remains to be seen. Moreover, it is impossible to predict whether the FCC or Congress may change the rules under which these services are offered and, if such changes are made, the extent of the impact of such changes on our business.

    The Telecommunications Act obligates the FCC to establish "universal service" mechanisms to ensure that certain subscribers living in rural and high-cost areas, as well as certain low-income subscribers, continue to have access to telecommunications and information services at prices reasonably comparable to those charged for similar services in urban areas. These mechanisms also are meant to foster the provision of advanced telecommunications services to schools, libraries and rural health-care facilities. Under the rules adopted by the FCC to implement these requirements, we and all other telecommunications providers will be required to contribute to a fund to support universal service. The amount that we must contribute to the federal universal service subsidy will be based on our share of specified defined telecommunications end-user revenues. Therefore, it is difficult to predict in advance the precise contributions that we will be required to make.

    The FCC regulates the fees that local telephone companies charge long distance companies for access to their local networks. These fees are commonly called access charges. The FCC is currently considering a proposal, supported by parts of both the local and long distance telephone industries, that would restructure and most likely significantly reduce access charges. Changes in the access charge structure could fundamentally change the economics of some aspects of our business. Any material reduction in the access charges imposed by local telephone companies could significantly reduce our price advantage in the market for services affording long distance companies access to local telephone networks.

    As an enhancement to our local access services, during the second half of 2000, we expect to begin marketing and selling DSL services to our second and third tier markets. To provide unbundled DSL capable lines to connect each customer to our equipment, we will use networks owned by ILECs. The terms upon which we connect our network to ILECs' networks are specified in interconnection agreements that we must negotiate with the ILECs operating in our existing and target markets. Federal law requires ILECs to provide access to their networks through interconnection agreements and to offer network elements to other telecommunications carriers at rates which generally must be cost-based and nondiscriminatory. However, we may be unable to negotiate interconnection agreements on favorable terms. The failure of ILECs to comply with their obligations under these interconnection agreements could result in customer dissatisfaction and the loss of potential customers.

    We also are regulated by the FCC as the holder of a substantial number of common carrier fixed point-to-point microwave licenses that we use on the wireless portion of our network. Under the FCC's rules, we must coordinate our proposed frequency use with other existing users of the spectrum to prevent interference. After completing that process, we (and, in some cases, our co-development partners) must apply to the FCC for the issuance of a license to permit us to transmit information on the frequencies we desire to use. To obtain a license we must demonstrate that the owner of the transmission site has complied with the reporting, notification and technical requirements of the Federal Aviation Administration for the construction, installation, location, lighting and painting of transmitter towers and antennae like ours. Once the license is obtained, we must make routine regulatory filings and obtain the FCC's prior consent for any assignment of the license or any substantial change in control of the entity holding the license and for certain modifications to a licensed facility. We cannot assure you that we, or any of our co-development partners who desire to be the licensee for their portion of our network, will obtain all of the licenses or approvals necessary for the operation of our business, the transfer of any license or the modification of any facility, or that the FCC will not impose burdensome conditions or limitations on any such license, transfer or approval.

    Our ownership also is regulated by the FCC to ensure that we do not exceed the foreign ownership restrictions imposed by the Communications Act. Under the Act, we cannot increase our foreign ownership to a level greater than 25% without obtaining prior FCC consent. The FCC has determined that it will authorize a higher level of foreign ownership, up to 100%, on a streamlined basis where the foreign ownership is by citizens of, or companies organized under the laws of, World Trade Organization member states. (A more demanding public interest showing is required by proposals to increase foreign ownership by citizens or countries of non-WTO member states.) We currently comply with the 25% cap on foreign ownership, and we will monitor foreign investment to ensure that we do not exceed that benchmark without obtaining appropriate FCC consent. These requirements may, in some circumstances, be applied to our co-development partners as well. If a co-development partner were to choose to hold the relevant license itself, and not through a holding company, that co-development partner would be subject a provision that limits direct foreign ownership of FCC licenses to 20%. The FCC does not have discretion to waive this limitation. If a co-development partner exceeded the 20% limitation it would be required to reduce its foreign ownership in order to obtain or retain its license.

     STATE REGULATION. The Telecommunications Act preempts state statutes and regulations that restrict the provision of competitive local telecommunications services. State commissions can, however, impose reasonable terms and conditions upon the provision of telecommunications service within their respective states. States also can require that telecommunications providers apply for and obtain a certificate of public convenience and necessity or other authorization prior to commencing service in their respective states. We are in the process of becoming certified, to the extent such certification is required, in the 48 contiguous states and the District of Columbia as a competitive local exchange carrier ("CLEC") or other competitive telecommunications carrier under the regulations of each state's regulatory commission. We currently are authorized or permitted to provide at least a portion of our proposed services in thirteen states:
Colorado, Florida, Idaho, Indiana, Iowa, Michigan,  Minnesota, Montana, Nebraska

(local access services only), Oregon and Texas, Wisconsin and Wyoming (long distance services only). We have pending applications before an additional eight state commissions. Although we do not anticipate any issues that would prevent us from obtaining authorization as a competitive telecommunications carrier in each of the states in which we will apply, we cannot assure you that all required state authorizations will be granted.

    In most states, we are required to file tariffs setting forth the general terms, conditions and prices for services classified as intrastate by the particular state commission in question. Most states require us to list the services provided and the specific rate for each service. Under various states' rules, however, we have regulatory flexibility to set price ranges for specific services and, in some cases, prices can be set on an individual customer basis. We also may be required to file applications with some states for the assignment of our state certifications to any other entity and for any transfer of substantial control that we decide to undertake in the future. Some states also may require a filing prior to the issuance of substantial debt or equity securities or other transactions that would result in a lien upon the property we use to provide intrastate telecommunications services. States generally require us to file various reports and pay certain fees, including state universal service subsidies. Like the FCC, most state commissions are empowered to consider complaints filed against carriers subject to their jurisdiction. We cannot assure you that our state certificates will not be revoked or amended by state commissions.

    LOCAL REGULATION. We may be required to obtain local permits for street opening and construction permits to install and expand fiber optic networks. Local zoning authorities often regulate our use of towers for microwave and other telecommunications sites. We also are subject to general regulations concerning building codes and local licensing. The Telecommunications Act requires that fees charged to telecommunications carriers be applied in a competitively neutral manner, but there can be no assurance that ILECs and others with whom we will be competing will bear costs similar to those we will bear in this regard.

    OTHER LAWS AND REGULATIONS. Although the foregoing discussion provides an overview of the major regulatory issues that confront our business, this discussion does not attempt to describe all current and proposed federal, state and local rules and initiatives affecting the telecommunications industry. Other federal and state laws and regulations are currently the subject of judicial proceedings and proposed additional legislation. In addition, some of the FCC's rules implementing the Telecommunications Act will be subject to further judicial review and could be altered or vacated by courts in the future. We cannot predict the ultimate outcome of any such further proceedings or legislation.

INTELLECTUAL PROPERTY

    We use the name "Pathnet" as our primary business name and service mark, and have registered that name with the United States Patent and Trademark Office. In addition, we have registered our service mark "A NETWORK OF OPPORTUNITIES" and our logo with the United States Patent and Trademark Office.

    We regard our products, services and technology as proprietary and we attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. These methods may not be sufficient to protect our technology. We also enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

    We currently have a patent application pending and we intend to prepare additional applications and seek patent protection for our systems to the extent possible. These patents may not be issued to us, and if issued, they may not protect our intellectual property from competition that could seek to design around or invalidate these patents.

EMPLOYEES

    As of January 31, 2000, we employed 126 people. As needed, we also hire temporary employees and independent contractor computer programmers. In connection with our growth strategy, we anticipate hiring a significant number of additional personnel in sales and other areas of our operations in the near future. Our employees are not unionized, and we believe our relations with our employees are good. Our success will continue to depend in part on our ability to attract and retain highly qualified employees. See "RISK FACTORS -- RISKS RELATING TO OUR COMPANY OPERATIONS."

ITEM 2.  PROPERTIES

         Our network and our component assets are the principal properties that we own. Our installed fiber optic cable is laid on rights of way held by us or our co-development partners, and our digital wireless network is constructed on our leasehold interests in telecommunications infrastructure.

         Our corporate headquarters are located in Washington, D.C., and we lease this space from 6715 Kenilworth Avenue General Partnership, under a Lease Agreement dated August 9, 1997. Recently, we executed a lease with 11720 Sunrisecorp., L.L.C. for approximately 40,000 square feet of office space in Reston, Virginia which will become our new headquarters in the first half of 2000. We also lease office space in Richardson, Texas under a lease that expires in 2003.

         We believe that all of our properties are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are a party to routine litigation and proceedings in the ordinary course of business. We are not aware of any current or pending litigation to which we are or may be a party that we believe could materially adversely affect our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Report on Form 10-K, on December 31, 1999, the Company solicited written consents from the holders of the Company's Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively the "Stockholders") to (i) approve all actions taken by the Board of Directors of the Company during the period from May 1, 1999 through December 31, 1999 and (ii) approve and ratify certain agreements and arrangements entered into by the Company in the ordinary course of business during the period from July 1, 1999 through December 31, 1999. Effective December 31, 1999, the Company received written consents approving such proposals from Stockholders representing 10,784,279 votes with Stockholders representing 5,080,436 votes abstaining.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company has authorized 60,000,000 shares of Common Stock for which there is no established public trading market. As of February 15, 2000 there were 7 record holders of the Company's Common Stock. As of December 31, 1999, stock option awards to purchase 2,675,597 shares of Common Stock were outstanding.

     The Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Further, the terms of the Indenture by and between the Company and The Bank of New York, dated April 8, 1998 (the "Indenture") relating to the Company's 12 1/4% Senior Notes due 2008 restrict the ability of the Company to pay dividends on the Common Stock, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in Note 8 to the Company's Financial Statements included in Item 14 elsewhere in this Annual Report on Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         We present below selected historical consolidated financial information for Pathnet and the pro forma balance sheet data for Pathnet Telecom. The summary historical statements of operations data for the years ended December 31, 1997, 1998 and 1999 and for the period from August 25, 1995 (the date of Pathnet's inception) to December 31, 1999 and the summary historical balance sheet as of December 31, 1999 have been derived from our audited financial statements that are included elsewhere in this Annual Report on Form 10-K. The summary historical statement of operations data for the period from August 25, 1995 (date of our inception) to December 31, 1995 and for the year ended December 31, 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 have been derived from Pathnet's audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. The unaudited pro forma balance sheet data as of December 31, 1999 gives effect to the contribution and reorganization transaction as if it occurred on January 1, 1999. We have provided the unaudited pro forma balance sheet data for informational purposes only.


                                  PERIOD FROM                                                                 PERIOD FROM
                               AUGUST 25, 1995                                                             AUGUST 25, 1995
                                  (DATE OF                                                                      (DATE OF
                                INCEPTION) TO                    YEAR ENDED DECEMBER 31,                     INCEPTION) TO
                                 DECEMBER 31,  ------------------------------------------------------------   DECEMBER 31,
                                      1995         1996            1997          1998             1999           1999
                                -----------    -----------     -----------   ------------     -------------  -------------

STATEMENTS OF
  OPERATIONS DATA:
Revenue........................  $       --    $     1,000     $   162,500   $  1,583,539     $   3,311,096  $   5,058,135
Operating expenses:
  Cost of revenue..............          --             --              --      7,547,620        12,694,909     20,242,529
  Selling, general and
    administrative.............     429,087      1,333,294       4,247,101      9,615,867        14,669,747     30,295,096
Contribution and
    Reorganization expenses....          --             --              --             --         1,022,998      1,022,998
  Depreciation and
    amortization expense.......         352          9,024          46,642        732,813         6,204,381      6,993,212
                                 ----------    -----------     -----------    -----------     -------------  -------------
Total operating expenses.......     429,439      1,342,318       4,293,743     17,896,300        34,592,035     58,553,835
Net operating loss.............    (429,439)    (1,341,318)     (4,131,243)   (16,312,761)      (31,280,939)   (53,495,700)
Interest expense(a)............          --       (415,357)             --    (32,572,454)      (41,010,069)   (73,997,880)
Interest income................       2,613         13,040         159,343     13,940,240        13,111,953     27,227,189
Write off of initial public
offering  costs................          --             --              --     (1,354,534)               --     (1,354,534)
Other income (expense),  net...          --             --          (5,500)         2,913           142,743        140,156
                                 ----------    -----------     -----------    -----------     -------------  -------------
Net loss.......................  $ (426,826)   $(1,743,635)    $(3,977,400)  $(36,296,596)    $ (59,036,312) $(101,480,769)
                                 ==========    ===========     ===========    ===========     =============  =============
Basic and diluted loss
  per common share.............  $    (0.15)   $     (0.60)    $     (1.37)  $     (12.51)    $      (20.14)
Weighted average number
of common shares outstanding...   2,900,000      2,900,000       2,900,000      2,902,029         2,931,644



                                                                AS OF DECEMBER 31
                                 -----------------------------------------------------------------------------------------
                                    1995          1996             1997          1998             1999           1999
                                 ----------    -----------     -----------    -----------     -------------  -------------
                                                                                               HISTORICAL    PRO FORMA (b)
                                                                                                              (UNAUDITED)
BALANCE SHEET DATA:
Cash, cash equivalents and
  Marketable securities
  excluding  marketable
  securities pledged as
  collateral (b)...............  $   82,973    $ 2,318,037     $ 7,831,384   $227,117,417     $ 138,402,131  $ 170,448,726
Property and equipment, net ...       8,551         46,180       7,207,094     47,971,336       131,928,365    131,928,365
Intangible assets - right of
  way .........................          --             --              --             --                --    187,275,006
Total assets ..................      91,524      2,365,912      16,097,688    365,414,129       320,535,987    547,188,488
Long-term obligations (c)......          --             --              --    346,212,125       349,714,404    353,989,404
Total liabilities .............      17,350        145,016       5,892,918    366,492,370       380,303,073    383,074,949
Redeemable preferred stock ....     500,000      4,008.387      15,969,641     35,969,639        35,969,639     37,871,959
Stockholders' equity (deficit).    (425,826)    (1,787,471)     (5,764,871)   (37,047,880)      (95,736,725)   125,566,854
--------------------------


(a) The 1996 expense relates to the beneficial conversion feature of a loan at December 31, 1996.

(b) The unaudited pro forma balance sheet data as of December 31, 1999 gives effect to the contribution and reorganization transaction as if it occurred on January 1, 1999. The unaudited pro forma balance sheet was derived by adjusting Pathnet's historical balance sheet as of December 31, 1999 to reflect the transaction described below:

     o Contribution of over 12,000 route miles of rights of way with an estimated value of $187 million for 8,511,607 shares of our series D convertible preferred stock.

     o Receipt of $38 million in cash at the initial closing for 1,729,631 shares of our Series E redeemable preferred stock. Another $25 million in cash (which is excluded from our above pro forma balance sheet data) will be received in exchange for 1,137,915 shares of our Series E redeemable preferred stock (conditioned upon the completion of a fiber optic network segment build that we expect to complete during the first calendar quarter of 2000);

     o Exchange of 2,977,593 shares of outstanding Pathnet common stock for 2,977,593 shares of PTI's common stock;

     o    Exchange  of  5,470,595  shares  of  Pathnet  mandatorily   redeemable
          preferred stock into 15,864,715 shares of PTI's convertible preferred stock;

     o Receipt of $1 million in cash for options to purchase 1,593,082 shares of PTI's Series E redeemable preferred stock at $21.97 per share and shares of PTI's common stock at an initial public offering;

     o Receipt of $4 million in cash for PTI's sale to Colonial of rights in a specified number of conduit miles of PTI's future network;

     o Receipt of $275,000 in rights of way for PTI's sale to Colonial of rights in a specified number of conduit miles of PTI's future network; and

     o Our payment of a 2.5% consent fee to holders of the notes (assuming all holders of notes consent to the contribution and reorganization transaction) of approximately $8.8 million in the aggregate.

(c) Cash, cash equivalents and marketable securities include investments in marketable securities available for sale.

(d)  Long term obligations include other non-current liabilities of $3,092,779.

(e) We have not included unaudited pro forma statement of operations information to give effect to the contribution and reorganization transaction as if it occurred on January 1, 1999. An unaudited pro forma statement of operations would reflect only amortization expense of approximately $939,000 of deferred financing cost attributable to the consent fee that we plan to pay in connection with the contribution and reorganization transaction and approximately $2,278,000 of anticipated transaction costs, of which $1,898,000 will be expensed as incurred and the remainder offset against stockholders' equity (deficit). The deferred financing cost will be amortized and charged to interest expense over the remaining life of the notes. Generally, we do not begin amortizing rights of way used in our network until the network is completed and available for use. As of December 31, 1999, none of the rights of way contemplated by the contribution and reorganization transaction were used in our fiber optic network. Because the amortization of the deferred financing cost and expensed transaction costs would have represented the only pro forma adjustments to the statement of operations data, we have not presented unaudited pro forma statement of operations data. Instead, we have adjusted our pro forma deficit accumulated during the development stage to account for these expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS MADE IN THIS SECTION AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DESCRIBED IN THE SECTION OF THIS ANNUAL REPORT ON FORM 10-K ENTITLED "RISK FACTORS." YOU SHOULD ASSUME FOR PURPOSES OF THIS SECTION THAT ALL REFERENCES TO OUR BUSINESS, OUR ACTIONS OR CONDITIONS AFFECTING US PRIOR TO THE DATE OF THIS PROSPECTUS ARE REFERENCES TO PATHNET'S BUSINESS, ACTIONS OR CONDITIONS AFFECTING PATHNET. UNLESS WE INDICATE OTHERWISE, REFERENCES TO OUR FUTURE BUSINESS, STRATEGIES, OR PLANS, ARE REFERENCES TO OUR CONSOLIDATED BUSINESS, STRATEGIES OR PLANS, INCLUDING PATHNET TELECOMMUNICATIONS, INC. AND ITS OTHER FUTURE SUBSIDIARIES. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR COMBINED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. YOU CAN FIND ADDITIONAL INFORMATION CONCERNING OUR BUSINESSES AND STRATEGIC INVESTMENTS AND ALLIANCES IN THE SECTION OF THIS ANNUAL REPORT ON FORM 10-K ENTITLED "BUSINESS."

OVERVIEW

    Since our inception on August 25, 1995, our principal activities have included:

o Entering into strategic relationships with owners of telecommunications assets and co-development partners;

o    Developing and constructing our digital backbone network;

o Negotiating collocation and interconnection agreements and installing collocations and interconnections off our backbone network;

o    Designing and developing our network  architecture  and operations  support
     systems,   including  the  buildout  and  launch  of  our  24-hour  network operations center;

o    Raising capital and hiring management and other key personnel;

o    Developing "leading edge" products and services; and

o    Procuring governmental authorizations.

     In November 1999 we signed a contribution and reorganization transaction with three new investors, The Burlington Northern and Santa Fe Railway Company, CSX Transportation Company, Inc. and Colonial Pipeline Company. If the conditions to closing are satisfied and the Transaction is concluded, we expect to develop additional backbone network from a pool of right of way miles received in the Transaction -- 8,000 of which will have some form of exclusivity. These additional route miles would provide us with the opportunity to develop unique and diverse paths connecting our target markets back to major tier one metropolitan areas.

     As of December 31, 1999, our network consisted of over 6,300 wireless route miles providing wholesale transport services to 30 cities and 500 miles of installed unlit fiber. We are constructing an additional 600 route miles of fiber optic network scheduled for completion in the first half of 2000. We have also entered into two additional co-development agreements for the construction of an additional 750 route miles of fiber optic network. During 2000, we intend to deploy additional products and services including bundled wholesale transport and local access services.

    We have experienced operating losses since our inception, and we expect these operating losses to continue as we expand our operations. Implementing our business plan will require significant capital expenditures. See "RISK FACTORS -- RISKS RELATING TO OUR FINANCING." Our financial performance will vary from market to market, and the time when we will achieve positive earnings before interest, taxes, depreciation and amortization, if at all, will depend on the:

    o Size of our target markets;

    o Timely completion of backbone routes, collocations and interconnections;

    o Cost of the necessary infrastructure;

    o Timing of and barriers to market entry; and

    o Commercial acceptance of our services.

SOURCES OF REVENUE

    INFRASTRUCTURE   SERVICES.  We  employ  a  "smart  build"  approach  in  the development of our network that includes determining the level of customer demand on a route before construction and, in certain cases, entering into pre-construction sales of dark fiber and conduit. We can sell indefeasible rights of use or leases of fiber or conduit along a segment of our network at a fixed price. Under our dark fiber and conduit sales agreements, we expect to receive all of the proceeds relating to the sale of the dark fiber and conduits upon completion of the route and acceptance by the customer. Our dark fiber and conduit sale business is becoming increasingly competitive as other carriers build and expand their networks. To expedite infrastructure development and decrease development risk, we have sought, and in the future will continue to seek, co-developers to share the project construction costs. We have pursued co-marketing arrangements to facilitate selling the assets along network segments and we may continue to do so in the future.

    MANAGEMENT SERVICES. To date, we have generated revenues primarily from services related to the construction of our digital network. We expect to continue construction of our digital network with co-development partners when these projects will allow us to retain bandwidth, fiber or conduit assets on routes that complement and reduce the costs of completing our network. We anticipate that the percentage of revenues that we receive from management services will decline as we near the completion of our network.

    WHOLESALE TRANSPORT AND LOCAL ACCESS SERVICES. We provide inter-city and local wholesale transport services and local access services to our customers on a long-term or month-to-month basis. We plan to bundle local access services with our wholesale transport services to provide low cost, end-to-end solutions for our customers. Our service agreements with customers are generally leases of capacity which provide for monthly payments due in advance on a fixed-rate basis. We price our customer contracts according to the capacity, the length of the circuit used, the term of the contract and the extent of value added services provided. Nonrecurring revenues include installation and activation charges for new customers. We seek to price our services competitively in relation to those of the ILECs and other competitive telecommunications companies in our targeted underserved and second and third tier markets.

    Although pricing will be an important part of our strategy, we believe that customer relationships, customer care and consistent quality will be the key to generating customer loyalty. During the past several years, market prices for many telecommunications services have been declining -- a trend we believe will likely continue. As prices decline for any given service, we expect that the total number of customers and the proportion of our customers purchasing our bundled services will increase.

OPERATING EXPENSES

    COST OF REVENUE. The primary components of our cost of services to date have been costs relating to network engineering, operations and maintenance. With expected growth of our bundled wholesale transport and local access services we expect components such as access costs (including fees for use of the local loop, rent, power and other fees charged by ILECs, competitive telecommunications companies and other providers) and costs associated with the provision of services to comprise a greater portion of our costs of service.

    SELLING, OPERATIONS AND ADMINISTRATION. We are building a small and focused sales and marketing department that should allow us to maintain a low ratio of overhead expenses to revenues compared to other telecommunications service providers. Our general and administrative costs include expenses typical of other telecommunications service providers, including office leases, customer care, billing, corporate administration and human resources. We expect that these costs will grow significantly as we expand our operations and that our administrative overhead will be a large portion of these expenses. However, we expect these expenses to decline as a percentage of our revenue as we build our customer base and increase the number of customers connected to our network.

    DEPRECIATION AND AMORTIZATION. Because we are primarily a facilities-based wholesale provider, expenses associated with depreciation of property, plant and equipment will be a substantial ongoing expense for us. We expect depreciation and amortization expense to increase significantly as more of our network becomes operational and as we increase capital expenditures to expand our network. Depreciation and amortization expense will include:

     o    Depreciation of network infrastructure equipment;

     o Depreciation of improvements to central offices, other collocations and related equipment;

     o Depreciation of network control center facilities, furniture, fixtures and corporate facilities;

     o    Amortization of rights of way; and

     o    Amortization of software.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    During the year ended December 31, 1999, we continued to focus on :

     o developing relationships and strategic alliances with owners of valuable telecommunications assets such as rights of way and with co-development partners,

     o    building out our network,

     o obtaining the regulatory status and entering into interconnection agreements in each of our target markets to enable us to obtain unbundled network elements and central office space from the ILECs, and

     o developing our infrastructure including the hiring of key management personnel.

    REVENUE. For the twelve months ended December 31, 1999 and 1998, we generated revenues of approximately $3.3 million and $1.6 million, respectively. This increase is attributable to revenues from our sales of telecommunications services, which were $2.4 million in 1999 compared with approximately $165,000 in 1998. We expect that a substantial portion of our future revenue will be generated from our sale of wholesale transport services, local access services and backbone infrastructure services.

    OPERATING EXPENSES. For the twelve months ended December 31, 1999 and 1998, we incurred operating expenses of approximately $34.6 million and $17.9 million, respectively. The increase is primarily a result of additional staff costs incurred in developing our infrastructure, depreciation expenses as more of our network came on line and administrative costs related to obtaining regulatory status. Cost of revenue reflects direct costs we incurred in performing construction and management services and providing telecommunications services.

    INTEREST EXPENSE. Interest expense for the twelve months ended December 31, 1999 and 1998 was approximately $41.0 million and $32.6 million, respectively. Interest expense primarily represents interest on the notes issued in April 1998 together with the amortization expense related to bond issuance costs in respect of the notes and the amortization expense related to deferred financing costs.

    INTEREST INCOME. Interest income for the twelve months ended December 31, 1999 and 1998 was approximately $13.1 million and $13.9 million, respectively. The decrease in interest income reflects a decrease in cash and cash equivalents and marketable securities as those funds were used in building our network, funding operations, and making interest payments on our notes in April and September of 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    During the twelve months ended December 31, 1998, we focused on (1) developing relationships and strategic alliances with owners of valuable telecommunications assets such as rights of way and with co-development partners, (2) building out our network, and (3) hiring key management and other personnel.

    REVENUE. Substantially all of our revenue for the year ended December 31, 1998 consisted of fees received for services we provided to our wireless co-development partners, including analysis of existing facilities and system performance, advisory services relating to personal communication system (or
PCS) provider spectrum relocation matters, and turnkey network construction and management services. For the years ended December 31, 1998 and 1997, we generated revenue of approximately $1.6 million and $162,500, respectively. This increase was attributable to fees we received for performing construction and management services primarily for one customer.

    OPERATING EXPENSES. For the twelve months ended December 31, 1998 and 1997, we incurred operating expenses of approximately $17.9 million and $4.3 million, respectively. This increase results primarily from accelerating the buildout of our network and additional staff costs incurred in developing our infrastructure. Cost of revenue reflects direct costs we incurred in performing construction and management services and providing telecommunications services.

    INTEREST EXPENSE. Interest expense for the twelve months ended December 31, 1998 was approximately $32.6 million. We had no interest expense for the twelve months ended December 31, 1997. Interest expense primarily represents interest on the notes together with the amortization expense related to bond issuance costs in respect of the notes.

    INTEREST INCOME. Interest income for the twelve months ended December 31, 1998 and 1997 was approximately $13.9 million and $159,300, respectively. The increase in interest income represents interest earned on the proceeds of the notes issued in April, 1998.

CAPITAL EXPENDITURES

    We have invested a significant amount of capital constructing and deploying our digital network. We intend to continue to expand our network coverage. We plan to add a bundled product comprised of local access and wholesale transport to our existing products. These efforts will require us to fund our operating losses and we will require significant capital to:

     o Continue construction and development of our nationwide network infrastructure;

     o Purchase and install electronics, transmission and interconnection equipment and other components along the network and as needed to establish the platform for our local access and bundled services;

     o Procure, design and construct central office and other collocation and interconnection sites; and

     o    Continue development of our corporate infrastructure.

    Capital expenditures were approximately $80.2 million for the twelve months ended December 31, 1999. We expect that our capital expenditures will be substantially higher in future periods in connection with the expansion of our network and services in our target markets.

    As of December 31, 1999, we had capital commitments of approximately $89.9 million relating to the development of our network pursuant to existing agreements. From December 31, 1999 until December 31, 2000 we intend to:

    o Complete the construction and lighting of network segments to which we are currently committed, including Chicago, Illinois to Aurora (a suburb of Denver), Colorado, Grand Junction, Colorado to Alberquerque, New Mexico and Alberquerque to El Paso, Texas;

    o Begin perfection and pre-engineering of selected network segments from the right of way acquired under the Contribution and Reorganization Transaction; and

    o   Commence construction on up to three additional fiber routes;

    o Continue interconnecting and collocating in 60 to 80 of our targeted underserved and second and third tier markets.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1999, we financed our operations primarily through private placements of $36 million of equity securities and $338.7 million of net proceeds raised from the issuance of the Senior Notes in April 1998. As of December 31, 1999, we had approximately $138.4 million of cash, cash equivalents and marketable securities to fund future operations. In connection with the Transaction, Colonial is to contribute an aggregate (including both tranches) of $68 million in cash to us in exchange for shares of our series E convertible preferred stock, rights to a single conduit along the Colonial rights of way and an option to purchase additional shares of PTI's capital stock. The Transaction will bring the total cash equity investment in PTI and its subsidiaries to $100 million, including $25 million to be received upon the completion of a fiber optic network during the second calendar quarter of 2000.

     In addition, we expect to finance the cost of some of our equipment through vendor financing arrangements. We have negotiated with Lucent a proposed credit facility in which Lucent will, subject to certain conditions (including the closing of the Transaction), provide us with financing for fiber optic cable that we purchase from them. For a description of the terms and conditions of the proposed financing transaction with Lucent see "BUSINESS -- PROPOSED CREDIT FACILITY WITH LUCENT."

     We estimate that our current available resources, together with those to be received in the contribution and reorganization transaction, will be sufficient to fund the implementation of ourlong term business plan, as currently contemplated, including the capital commitments described above, operating losses in new markets and working capital needs through the fourth quarter of 2000. In the event the strategic investment from Colonial is not consummated or is consummated on different terms, this projection of available resources may change. After such time, we expect we will require additional financing, which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity or debt securities.

    Our expectations of our future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate, we may require additional sources of capital or additional capital sooner than anticipated. See "RISK FACTORS -- RISKS RELATING TO OUR FINANCING."

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue exists because many computer systems and software applications use two, rather than four, digits to designate a particular year. As a result, these systems and applications may not properly recognize the Year 2000, or process data that includes that date, potentially causing data miscalculations or inaccuracies, operational malfunctions or failures.

     OVERVIEW OF OUR YEAR 2000 PROGRAM. In the fourth quarter of 1998, we began a corporate-wide program to ready technology systems, non-technology systems and software applications for the Year 2000. We identified all systems and applications that we believe needed to be modified or reprogrammed to achieve Year 2000 compliance and implemented the necessary changes.

     In December 1999, we completed the inventory, assessment and remediation of mission critical hardware systems and software applications, including network computing and network systems engineering. We developed and tested contingency plans for the event that certain of our suppliers or service providers may not have been Year 2000 compliant.

     In preparation for the Year 2000 transition, we provided 24 hour coverage from December 31, 1999 through January 3, 2000 in our network operating center and corporate data center. No year 2000 related problems were encountered and no interruption of service occurred.

     As part of our Year 2000 plan, we requested confirmation from our communications equipment vendors and other key suppliers, financial institutions and customers that their systems would be Year 2000 compliant. Responses received indicated a high level of Year 2000 compliance at these companies. Although we have incurred no Year 2000 problems to date, we cannot assure you that the systems of companies with which we do business are Year 2000 compliant. If the vendors important to us fail to provide needed products and services, our network buildout and operations could be affected and thereby have a material adverse effect on our results of operations, liquidity and financial condition.

     We hired outside consultants to assist us with our Year 2000 compliance, but we relied primarily on our own employees to develop and implement our Year 2000 compliance strategy. Because our existing systems are relatively new, we have not replaced any significant portion of them. As a result our expenditures to implement our Year 2000 plan were not material to date and we do not believe our future expenditures on this matter will be material (remediation costs incurred to date have been less than $100,000). Such expenditures represented less than 1% of 1999 projected capital expenditures and were funded out of cash flow from operations. To the extent we will have to replace a significant portion of our technology systems, which currently appears unlikely, our expenditures could have material adverse effects on us. As a result, our expenditures to ensure Year 2000 compliance have not been material to date. We expect to continue to use existing employees for the significant part of our Year 2000 compliance efforts.

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third parties, we cannot ensure our ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may adversely affect our operations and business or expose us to third party liability and we have been unable to fully determine the risks associated with the reasonably likely worst case scenario.

RISK FACTORS

     The extent to which the risk factors described in this "RISK FACTORS" section will affect us depend at least in part on the disposition of the contribution and reorganization transaction. If the contribution and reorganization transaction is completed, we and Pathnet Telecommunications Inc. will operate the business on a consolidated basis. We will become a wholly-owned subsidiary of Pathnet Telecommunications, Inc. As a result, risk factors that relate to future business plans would apply to Pathnet Telecommunications, Inc. as well as to us. If the contribution and reorganization transaction is not completed, the risk factors, to the extent they relate to rights of way to be contributed to us in that transaction, will not apply.

                          RISKS RELATING TO OPERATIONS

IF WE FAIL TO SATISFY THE CONDITIONS TO CLOSING UNDER THE CONTRIBUTION AGREEMENTS WITH BNSF, CSX AND COLONIAL AND THE TRANSACTION DOES NOT TAKE PLACE, THE COMPANY'S BUSINESS PLAN AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

    The obligations of BNSF, CSX and Colonial to close on the Transaction are subject to a variety of conditions. Among these conditions is the requirement that the holders of a majority of the outstanding amount of the Company's notes consent to the transaction. If these conditions are not satisfied on or before March 31, 2000, than the parties to the Transaction have the right to terminate the agreements. If we are unable to obtain the necessary noteholder consent or fail to satisfy any of the other conditions on or before March 31, 2000, and if the transaction is terminated as a result, the Company will lose access to the additional assets and cash to be contributed in the Transaction, and the Company's current business plan will need to be substantially modified.

IF WE ARE UNABLE TO DEVELOP THE RIGHTS OF WAY THAT WE WILL RECEIVE IN THE CONTRIBUTION AND REORGANIZATION TRANSACTION, OR IF THE DEVELOPMENT COSTS MORE OR TAKES LONGER THAN WE ANTICIPATE, WE MAY NOT BE ABLE TO DEVELOP ALL PORTIONS OF OUR NETWORK OR GENERATE THE REVENUES NECESSARY TO BECOME PROFITABLE.

    Several factors could interfere with our ability to develop or even prevent us from developing the rights of way or portions of those rights of way that are the subject of the contribution and reorganization transaction:

o our inability to obtain property rights from third parties where BNSF, CSX and Colonial do not own outright much of the property over which they are granting us rights of way;

o restrictions imposed by BNSF, CSX, and Colonial to minimize or prevent interference with their primary business operations;

o    physical or engineering restrictions;

o terms of existing contractual arrangements between BNSF, CSX or Colonial and third parties, including our competitors; and

o competitive factors, including potential oversupply of communications bandwidth along the segments that we wish to develop.

    We cannot assure you that we will obtain the necessary property rights and access to the segments that we wish to develop. If we fail to obtain these rights, we may not be able to develop these rights of way for our network, and our business plans would be impaired. In addition, we cannot predict with certainty the costs of developing segments of our network on these rights of way. These costs could be significantly higher than we anticipate and may be prohibitively expensive.

IF WE ARE UNABLE TO COMPLETE CONSTRUCTION OF THE NETWORK ROUTE SEGMENT ON WHICH COLONIAL HAS CONDITIONED THE $25 MILLION SECOND TRANCHE OF ITS INVESTMENT IN OUR SERIES E CONVERTIBLE PREFERRED STOCK, WE MAY NOT RECEIVE THOSE FUNDS FROM COLONIAL AS PLANNED.

     Our contribution agreement with Colonial requires us to complete construction of the Chicago, Illinois to Aurora, a suburb of Denver, Colorado, as a condition to our receiving the second tranche of the Colonial investment. We may be unable to complete this construction within the time frame allotted under the agreement. If we are unsuccessful in building this portion of the network in a timely manner, we will forfeit $25 million of the funds that we expect to receive in the contribution and reorganization transaction. A loss of these funds could hinder our ability to implement our business plan as currently contemplated.

WE HAVE AGREED TO INDEMNIFY BNSF, CSX AND COLONIAL FROM CERTAIN LOSSES AND LIABILITIES IN DEPLOYING AND OPERATING OUR NETWORK, AND THESE LOSSES AND LIABILITIES COULD BE SIGNIFICANT.

    In the agreements by which we obtain our rights of way we have agreed to release and indemnify BNSF, CSX and Colonial from claims, losses or liabilities resulting from damage to property, personal injury to personnel, and many other circumstances while we construct and operate our network. In some cases, our release and indemnity apply even to circumstances outside of our control, including where the claim, loss or liability arises from the negligence or gross negligence of BNSF, CSX, Colonial or their employees or contractors within their control. While we intend to obtain insurance to address these issues, we cannot ensure that insurance coverage will be available or, if it is available, adequate to cover all of these risks. If our insurance coverage is inadequate, or if coverage is not available for some of these risks, we could be exposed to significant losses and liabilities.

OUR TELECOMMUNICATIONS NETWORK WILL BE CONSTRUCTED ON RIGHTS OF WAY USED FOR RAILROAD AND PIPELINE PURPOSES AND COULD BE DAMAGED OR DELAYED BY OTHER BUSINESS OPERATIONS CONDUCTED ALONG THOSE RIGHTS OF WAY.

    BNSF, CSX and Colonial use the rights of way on which we intend to install our telecommunications network for railroad and pipeline purposes. Events could occur, including the derailment of a train, the breach of a pipeline or damage resulting from track or pipeline maintenance or construction, that could interrupt telecommunications services on or otherwise damage our network. If any of those events occur, our ability to provide telecommunications services to our customers could be compromised, and our relationship with those customers could be seriously damaged.

IF WE CANNOT SUCCESSFULLY COORDINATE OUR NETWORK CONSTRUCTION AND OPERATIONS WITH OUR RIGHTS OF WAY PROVIDERS' EXISTING OPERATIONS AS REQUIRED UNDER OUR AGREEMENTS, WE MAY NOT BE ABLE TO DEVELOP OR OPERATE OUR NETWORK AS PLANNED AND OUR REVENUES COULD BE MATERIALLY IMPAIRED.

    The lease and access agreements we will enter into with BNSF, Colonial, CSX and our other rights of way providers require that we coordinate our network design, construction, deployment, operation and maintenance with the rail, pipeline, utility and other operations of the applicable rights of way providers. Those agreements generally provide that the rights of many providers' operational needs take precedence over our own in terms of scheduling, access time, personnel and other rights. Scheduling conflicts could increase our development or operational costs on particular segments of rights of way, or make deployment along the affected segment commercially impracticable. If we cannot coordinate these activities successfully with the rights of way providers, the development, design, construction, deployment, operation and maintenance of the affected segments of our network could be delayed or become prohibitively expensive.

WE ARE UNDERTAKING A MAJOR EXPANSION OF THE BUSINESS AND WE MAY NOT BE ABLE TO MANAGE THIS EXPANSION EFFECTIVELY GIVEN OUR LIMITED PAST OPERATING EXPERIENCE.

     Pathnet was incorporated in August 1995 and is a development stage company with only a limited operational history. As of December 31, 1999, we had constructed approximately 6,300 wireless route miles and 500 fiber route miles of our digital network and had completed construction of 40 collocations. To achieve our business plan, we will need to expand our fiber network substantially and at a much faster rate than in prior years.

     The success of this expansion will depend upon, among other things, our ability successfully to:

     o    implement our sales and marketing strategy;

     o    evaluate markets for our products and services;

     o    acquire additional rights of way;

     o    identify profitable network routes;

     o    secure additional financing for our network deployment;

     o reach agreement with a sufficient number of appropriate co-development partners to develop the network necessary to complete our business plan;

     o    install facilities;

     o    obtain required government authorizations;

     o interconnect to, and collocate with, facilities owned by existing local telephone companies; and

     o obtain appropriately priced unbundled network elements and wholesale services from existing local telephone companies.

     We must accomplish these activities in a timely manner, at reasonable cost and on satisfactory terms and conditions. As we increase our product and service offerings and expand our network into our targeted markets, there will be additional demands on operating support systems, sales and marketing, administrative resources and network infrastructure. We cannot assure you that we will be able to manage our growth successfully, and if we are unsuccessful in doing so, our business, results of operations and financial condition will be negatively affected. Moreover, because we are expanding our business plan into new markets and technologies not previously used by us, we may not be able to identify and manage all of the material risks that may arise as we pusue this new business plan.

DEVELOPING AND EXPANDING OUR BUSINESS MAY SUBJECT US TO ADDED MARKET AND REGULATORY RISKS.

    The rights of way acquired in connection with the contribution and reorganization transaction may significantly expand our business, making us more vulnerable to competition from major telecommunications companies and more likely to become the subject of regulatory scrutiny. Increased competition or regulatory burdens could interfere with our ability to capitalize on the expansion of our business.

OUR BUSINESS PLANS REQUIRE US TO MAKE SIGNIFICANT INVESTMENTS IN A RAPIDLY EVOLVING INDUSTRY AND OUR BUSINESS AND FINANCIAL PERFORMANCE MAY SUFFER IF MARKET AND TECHNOLOGICAL DEVELOPMENTS RENDER OUR CHOSEN TECHNOLOGIES AND

STRATEGIES OBSOLETE OR UNRESPONSIVE TO MARKET DEMAND.

     Our business strategy is to provide an integrated bundle of telecommunications services and expand our operations and network. To implement this strategy will be investing heavily in a rapidly evolving industry. As a result our investments will be subject to a variety of factorsin addition to those described in the other "risk factors" set forth in this Annual Report on Form 10-K. These additional risks include:

     o    market pricing pressures for the services and products we offer;

     o changes in expenses associated with the construction and expansion of our network and services;

     o    operating and technical problems;

     o    availability of additional capital on acceptable terms; and

     o    variations in market growth rates for our products and services;

    These factors could adversely affect our business strategies by increasing the cost and difficulty of implementing our business plans, or making it more difficult for us to generate adequate revenues.

WE MAY BE UNABLE TO HIRE AND RETAIN SUFFICIENT QUALIFIED PERSONNEL, AND THE LOSS OF ANY OF OUR KEY EMPLOYEES COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO CONSTRUCT OUR NETWORK, CONDUCT OUR NETWORK OPERATIONS AND IMPLEMENT OUR SALES STRATEGY.

    Our products and services are technical in nature, and the market for employees in the telecommunications industry is competitive and dynamic. As a result, our future success will depend in large part on our ability to attract and retain a substantial number of highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. We have experienced, and we expect to continue to experience, significant and increasing competition from other companies in attracting and retaining personnel who possess the skills that we are seeking. We therefore may be unable to attract and retain senior management, other key employees, or other skilled personnel in the future. We depend on these employees to implement our business plan and manage our planned growth successfully, and losing key employees could have a material adverse effect on our ability to implement the essential components of our business plan.

THE LOSS OR INTERRUPTION OF RELATIONSHIPS WITH OR SERVICES FROM KEY SUPPLIERS AND THIRD PARTY CONTRACTORS COULD DELAY AND INCREASE COSTS ASSOCIATED WITH THE CONSTRUCTION OF OUR NETWORK.

     We depend on third party suppliers for a number of components and parts used in our network. We may be unable to obtain supplies or services from our usual suppliers for reasons beyond our control. Although there may be alternative suppliers of components for all of the components and transmission equipment contained in our network or required to offer our products and services, but those alternatives may not be available to us on as favorable terms. Any nationwide shortage, or extended interruption in the supply of any of the key components, change in the pricing arrangements with our suppliers and manufacturers or delay in transitioning a replacement supplier's product into the network could disrupt our operations.

    We also use third party contractors to build various segments of our network. If any of these relationships is terminated or a supplier or contractor fails to provide reliable services or equipment, and we are unable to reach suitable alternative arrangements quickly or on favorable terms, we may experience significant delays and additional costs. The failure of our contractors to complete their activities in a timely manner, within anticipated budgets and in accordance with our quality standards and performance criteria, could also delay the completion of our network or make it more costly to construct.

OUR FAILURE TO IDENTIFY, DEPLOY AND MAINTAIN SOPHISTICATED BILLING, CUSTOMER SERVICE AND INFORMATION SYSTEMS COULD HAVE A NEGATIVE EFFECT ON OUR PRODUCT AND SERVICE OFFERINGS, CUSTOMER RELATIONS AND REVENUES.

    We will depend on sophisticated information and processing systems to grow, monitor costs, bill customers, service customer orders and achieve operating efficiencies. As we expand our services and increase our customer base, our need for enhanced billing and information systems will increase. If we are unable to adequately identify our information and processing needs or develop or upgrade systems as necessary, we may not be able to offer services or products that our customers require, our customer relations could be damaged, and our ability to reach our financial and operational objectives could be compromised.

OUR YEAR 2000 COMPLIANCE EFFORTS MAY NOT ULTIMATELY PROVE TO BE SUCCESSFUL, WHICH COULD MATERIALLY INTERFERE WITH OUR NETWORK AND OTHER BUSINESS OPERATIONS.

     The Year 2000 issue is the result of computer programs using two digits, rather than four, to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, an inability to process transactions, send invoices, or engage in similar normal business activities. As of February 22, 2000, we have not experienced any significant Year 2000 issues. However, we will not be able to fully asses the impact of Year 2000 issues on our business and operations until later this year. If we or our major vendors, other key service providers or customers fail to address adequately their respective Year 2000 issues in a timely manner, we could experience, among other things, interruptions in our network and a decline in sales which would adversely affect our business. The Year 2000 issues and our Year 2000 readiness program are described in further detail above in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- YEAR 2000 READINESS DISCLOSURE."

IF WE DO NOT SUCCESSFULLY MANAGE ACQUISITIONS, STRATEGIC ALLIANCES AND JOINT VENTURES THAT WE MAY NEED TO IMPLEMENT OUR BUSINESS PLAN, OUR FINANCIAL AND OPERATIONAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

    To expand and deploy our network in a timely manner, we may need to acquire other businesses, form strategic alliances or enter into joint ventures that will complement our existing business markets or accelerate our entry into our target markets. These transactions may:

     o    pose challenges in assimilating the acquired operations and personnel;

     o    disrupt our ongoing business;

     o    divert resources;

     o    create  difficulties  in  maintaining  uniform  standards,   controls,
          procedures and policies;

     o    impede management of our growth and information systems;

     o present challenges where entering markets in which we have little experience; or

     o    impair relationships with employees or customers.

    We currently have no definitive acquisition agreement in place, although we have had discussions with other companies and will continue to assess opportunities on an ongoing basis. Our failure to implement our expansion and growth strategy successfully would have a material adverse effect on our business, results of operations and financial condition.

                         RISKS RELATING TO OUR FINANCING

WE EXPECT NEGATIVE OPERATING CASH FLOWS AND SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

    We have incurred operating losses and negative cash flow since inception. From August 25, 1995 through December 31, 1999, our operations have resulted in cumulative net losses of $101.5 million. We expect to incur continued operating losses and negative cash flow as we build our network, offer additional products and services and increase our customer base. These losses will reduce our ability to meet working capital needs and increase our need for external financing to support our objectives. Until and unless we develop an adequate customer base and revenue stream, our capital and other operating expenditures will result in negative cash flow and operating losses. We expect these expenditures to increase as we develop our customer base in existing markets, expand into new markets and diversify our service offerings. We may never develop an adequate customer base, sustain profitability or generate sufficient cash flow to meet our obligations on the guarantees, debt or fund our other business needs. We therefore cannot assure you that we will become profitable in the future.

WE WILL BE GUARANTEEING AND/OR INCURRING A SUBSTANTIAL AMOUNT OF DEBT THAT MAY INCREASE OUR OPERATING COSTS AND COULD IMPAIR OUR ABILITY TO RAISE ADDITIONAL REQUIRED FUNDS, INVEST IN OUR OPERATIONS OR WITHSTAND A DECLINE IN PROJECTED REVENUES.

    We currently have, and after the contribution and reorganization transaction has closed we will have, a substantial amount of debt in relation to our stockholders' equity. As of December 31, 1999, we had approximately $380.3 million of indebtedness outstanding and total stockholders' equity (deficit) of ($95.7) million. We plan to incur additional indebtedness in developing our business.

     The amount of our debt could adversely affect our future prospects by:

     o    impairing our ability to borrow additional money;

     o requiring us to use a substantial portion of our cash flows from operations to pay interest or repay debt which will reduce the funds available to us for our operations, acquisition opportunities and capital expenditures;

     o placing us at a competitive disadvantage with companies that are less restricted by their debt arrangements; and

     o making us more vulnerable in the event of a downturn in general economic conditions or upon the occurrence of any risks described in this section.

WE MAY NOT HAVE SUFFICIENT FUNDS FROM OUR OWN CASH FLOW OR OTHER SOURCES TO SERVICE OUR DEBT.

    We cannot assure you that we will be able to meet our debt obligations under the guarantees, our notes or otherwise. If we are unable to generate sufficient cash to meet our obligations or if we fail to satisfy the requirements of our debt agreements, we will be in default. A default under the notes, which may include a material default under other indebtedness, would permit the holders of the notes (and other debt for which we will be directly or indirectly responsible) to require payment before the scheduled due date of the debt, resulting in further financial strain on us and causing additional defaults under our other indebtedness.

OUR INABILITY TO OBTAIN ADDITIONAL FINANCING NEEDED IN THE FUTURE MAY DELAY OR PREVENT THE COMPLETION OF OUR NETWORK AND THE ROLL OUT OF OUR PRODUCTS AND SERVICES TO OUR CUSTOMERS.

    We expect to need significant additional capital to complete the buildout of our planned network and fulfill our long-term business strategies. We may be unable to produce sufficient cash flows from ongoing operations to fund our business plan and future growth. This could require us to alter our business plan, including delaying, reducing or abandoning our expansion or spending plans, which could have a material adverse effect on our future revenue prospects or our business.

    In addition, we may elect to pursue other business opportunities that could require additional capital investments in our network. If any of these events were to occur, we could be required to sell assets, borrow more money than we currently anticipate, issue additional debt or equity securities, refinance or restructure our debt or enter into joint ventures.

    Our ability to arrange financing depends upon many factors, including:

     o general economic and capital markets conditions, especially the non-investment grade debt market;

     o    conditions in the telecommunications industry;

     o    regulatory, technological or competitive developments;

     o investor confidence and credit availability from banks or other lenders;

     o    the success of our network and demand for our products and services;

     o    cost overruns and unforeseen delays; and

     o provisions of tax and securities laws that affect capital raising activities.

    Our inability to raise additional funds would have an adverse effect on our ability to complete our network. If we decide to raise additional funds by incurring more debt, we may become subject to additional or more restrictive financial covenants. These covenants or other terms of the additional financing may place significant limits on our financial and operating flexibility, or may not be acceptable to us. Our failure to raise sufficient funds when needed and on reasonable terms may require us to modify or significantly curtail our business expansion plans. These modifications could have a material adverse impact on our growth and ability to compete and to service our existing debt.

ALTHOUGH THE COMPANY NOTES ARE REFERRED TO AS "SENIOR NOTES" THEY ARE, AND WILL CONTINUE TO BE, EFFECTIVELY SUBORDINATED TO OUR SECURED DEBT AND THE SECURED AND UNSECURED DEBT OF OUR SUBSIDIARIES.

    The notes are unsecured and therefore are and will following the closing of the transaction, continue to be effectively subordinated to any secured debt we may incur to the extent of the value of the assets securing that debt. In the event of a default, foreclosure, bankruptcy or similar proceeding involving us, our assets that serve as collateral will be available to satisfy the obligations under any secured debt before any payments are made on the notes. If there is any shortfall after the foreclosure on these assets, our secured creditors would have a claim for that shortfall ranking equally with the noteholder's claim against us under the guarantees. In addition we may secure any additional debt with our assets or borrow through subsidiaries. Those secured assets, or the assets of our borrowing subsidiaries, will be available to other creditors before they are available to the noteholders.

FOLLOWING THE CLOSING OF THE TRANSACTION WE WILL DEPEND ON PAYMENTS FROM OUR SUBSIDIARIES TO REPAY OUR DEBTS, AND OTHER CREDITORS OF OUR SUBSIDIARIES OTHER THAN PATHNET WILL HAVE CLAIMS AGAINST THE ASSETS OF THOSE SUBSIDIARIES THAT ARE SENIOR TO THE NOTES.

    After the contribution and reorganization transaction has closed, we will be a holding company that receives a substantial part of our revenues from our subsidiaries. Our ability to obtain payments from our subsidiaries may be restricted by the profitability and cash flows of our subsidiaries and laws relating to the payment of dividends by a subsidiary to its parent company. If our subsidiaries are unable to pay dividends, we may be unable to service our debt, including our obligations under the supplemental indenture and the guarantees. If any of our subsidiaries experiences a bankruptcy, liquidation or reorganization, its creditors will generally be entitled to payment of their claims from the assets of that subsidiary before any assets are made available for distributions to us, except to the extent we may also have a claim as a creditor. In that situation, creditors of our subsidiaries and future holders of preferred stock, if any, of our subsidiaries, would have claims on the assets of the subsidiaries with priority over our claims.

OTHER THAN PATHNET, THE HOLDING COMPANY'S SUBSIDIARIES, INCLUDING SUBSIDIARIES THAT WE MAY FORM IN THE FUTURE, WILL NOT FOLLOWING THE CLOSING OF THE TRANSACTION, GUARANTEE OR OTHERWISE BE RESPONSIBLE FOR MAKING FUNDS AVAILABLE TO US OR TO PATHNET TO MAKE PAYMENTS ON THE NOTES OR GUARANTEES.

    Like the notes, the rights under the guarantees to be issued in the Transaction will be structurally subordinated to both secured and unsecured debts of our subsidiaries other than Pathnet. Under the terms of the existing indenture, Pathnet has formed new subsidiaries that are separate legal entities with no obligations under the notes. The supplemental indenture will extend this structure to us. If we incorporate additional subsidiaries, whether new subsidiaries of Pathnet or "sister" companies to Pathnet, these new subsidiaries also will be separate legal entities. They will have no obligation under the supplemental indenture or the guarantees to make payments or to provide dividends or other funds to us or Pathnet to permit us to make payments on the notes or guarantees.

    We have concluded that revising the Indenture to provide for these guarantees would interfere with our ability to obtain equipment and other financing necessary in connection with the future development of our network. As a result, the notes are and will continue to be, and the guarantees will be, effectively subordinated to the debts of our subsidiaries other than Pathnet.

VENDOR FINANCING ARRANGEMENTS WILL LIKELY REQUIRE PATHNET TELECOMMUNICATIONS, INC. TO FORM SUBSIDIARIES WITH SUBSTANTIAL ASSETS THAT WILL NOT BE OBLIGATED TO GUARANTEE THE NOTES.

     Pathnet Telecommunications, Inc. expects to take advantage of vendor financing in constructing our network. Pathnet Telecommunications, Inc.'s proposed vendor financing agreement with Lucent specifically requires Pathnet Telecommunications, Inc., if it wishes to take advantage of the Lucent financing, to form a new subsidiary and to contribute to this new subsidiary a substantial portion of Pathnet Telecommunications, Inc.'s assets. This contribution of assets would include the rights of way relating to the segments of our network that we plan to construct with fiber for which Lucent provides vendor financing, and could include additional cash contributions. This new subsidiary will not guarantee the notes. See "BUSINESS-PROPOSED CREDIT FACILITY WITH LUCENT."

PATHNET   TELECOMMUNICATIONS,   INC.'S  INDEBTEDNESS  WILL  CONTAIN  RESTRICTIVE
COVENANTS, WHICH COULD EXPOSE IT TO ADDITIONAL DEFAULTS AND RESTRICT ITS OPERATIONS.

    By entering into the supplemental indenture, Pathnet Telecommunications, Inc. will become subject to a number of restrictive covenants parallel to those contained in the indenture and applicable to Pathnet. These restrictions affect, and, in certain cases significantly limit (and in some cases prohibit), among other things, our ability and the ability of our subsidiaries to:

    o incur additional indebtedness;

    o create liens;

    o make investments;

    o pay dividends;

    o issue stock; and

    o sell assets.

     For example, the indenture restricts and the supplemental indenture will restrict Pathnet Telecommunications, Inc.'s ability to incur indebtedness other than indebtedness to finance the acquisition of equipment, inventory or network assets and other specified indebtedness. In addition, if and when Pathnet Telecommunications, Inc. (or its subsidiaries) borrow funds under its proposed credit facility with Lucent or under other credit facilities with other vendors or third parties who may provide financing, PTI may be required to maintain specified financial ratios. We cannot assure you that Pathnet Telecommunications, Inc. will be able to maintain those required ratios after each borrowing, and its failure to do so or comply with other covenants could lead to a default on those facilities and a foreclosure against any assets securing the facilities. These restrictive covenants may also adversely affect our ability to finance our future operations or capital needs, or to engage in other business activities that may be in our interest.

PROVISIONS IN PATHNET TELECOMMUNICATION, INC.'S CERTIFICATE OF INCORPORATION AND BYLAWS, THE STOCKHOLDERS AGREEMENT TO WHICH IT WILL BECOME A PARTY AND THE TERMS OF THE INDENTURE AND SUPPLEMENTAL INDENTURE COULD DELAY OR PREVENT OUR CHANGE OF CONTROL, EFFECTIVELY HINDERING ITS ACCESS TO ADDITIONAL EQUITY FINANCING.

    Pathnet Telecommunications, Inc.'s certificate of incorporation, bylaws and stockholders agreement contain provisions that will make any acquisition of us or investment in Pathnet Telecommunications, Inc. more difficult, including restrictions on removal of directors and limitations on the ability of
stockholders  to  call  special  meetings.   The  terms  of  its  indenture  and
supplemental indenture may also restrict and discourage attempts to change control of it. Our ability to attract future equity investment may be hindered because of these provisions, thereby limiting our access to additional capital.

                     RISKS RELATING TO OUR NETWORK BUSINESS

DIFFICULTIES THAT WE MAY EXPERIENCE IN EXPANDING OUR NETWORK COULD INCREASE OUR ESTIMATED COSTS AND DELAY SCHEDULED COMPLETION OF OUR NETWORK.

    We plan to expand our existing network, enter new markets and broaden our product and service offerings -- all of which are significant undertakings. These activities will require us to install and operate additional facilities and equipment, and develop, introduce and market new products and services. To deploy these additional services we will need to modify and add to our existing network architecture. We will also need to obtain and install our equipment in the existing local telephone companies' central office collocation space as described in further detail below. We may encounter administrative, technical, operational, regulatory and other problems as a result of our expansion. Many of these factors and problems are beyond our control. If we experience difficulties in addressing and solving these problems, we may not be able to complete our network buildout or expand our products and services as planned or in accordance with our current cost or time estimates.

WE MAY PURSUE OTHER RELATIONSHIPS WITH TELECOMMUNICATIONS PROVIDERS AND OTHER BUSINESS OPPORTUNITIES THAT COULD EXPOSE US TO ADDITIONAL RISKS OR DELAY THE CONSTRUCTION AND OPERATION OF OUR NETWORK.

    We may enter into relationships with long distance telephone companies, existing local telephone companies, Internet Service Providers, competitive telecommunications companies or other entities to manage existing assets or to deploy alternative telecommunications products and services. We may also seek to serve markets in addition to underserved or second or third tier markets and customers in addition to telecommunications service providers. Pursuing these other opportunities could require additional financing, pose additional risks (such as increased or different competition, additional regulatory burdens and network economics and pricing different from our currently planned network and products and services) and divert our resources and management time. We cannot assure you that we will successfully integrate any new opportunity into our operations or that the opportunity would perform as expected.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN APPROPRIATE RIGHTS OF WAY AND OTHER ACCESS RIGHTS THAT WE MAY NEED TO BUILD AND OPERATE OUR NETWORK WHICH WOULD LIMIT OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN, DEPRIVING US OF A SOURCE OF REVENUE NECESSARY TO IMPLEMENT OUR BUSINESS PLAN.

    In addition to the rights of way, to which we will gain access as a result of the contribution and reorganization transaction, we expect that we will need to obtain and maintain additional rights of way to construct and develop our network. We cannot assure you, however, that we will continue to have access to existing rights of way, leases and licenses after the expiration of our current agreements, or that we will obtain additional rights necessary to extend our network on reasonable terms. In addition, if a franchise, license or lease agreement is terminated and we are forced to remove or abandon a significant portion of our network, our business, results of operations, and financial condition will be materially adversely affected.

THIRD PARTY CHALLENGES TO OUR USE OF RIGHTS OF WAY OBTAINED FROM OTHERS MAY DELAY, HINDER OR OTHERWISE LIMIT THE DEVELOPMENT AND OPERATION OF OUR NETWORK, DEPRIVING US OF THE REVENUES NECESSARY TO IMPLEMENT OUR BUSINESS PLAN.

    To construct and maintain our fiber optic and wireless network, we have obtained and will obtain easements, leases, rights of way, franchises and licenses from various private parties, including railroads, pipelines, utilities, actual and potential competitors and local governments. Some of our agreements with right of way providers require us to acknowledge that others who question the right of way providers' ownership claim to the easement or property right may challenge our claim to the rights of way being granted. Third parties have challenged, and we expect in the future that third parties may challenge, our use of rights of way obtained by or from others, including the rights of way we will obtain upon the closing of the contribution and reorganization transaction. If we are unable to resolve any of these challenges, or if the cost of addressing them is higher than we contemplate, these challenges may hinder or delay our business plans.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL PERMITS AND AGREEMENTS NECESSARY TO OPERATE AND EXPAND OUR NETWORK, WE MAY BE UNABLE TO DEVELOP OUR NETWORK OR GENERATE SUFFICIENT REVENUES.

    We may require additional pole attachment or conduit use agreements with existing local telephone companies, utilities or other local exchange carriers. We cannot guarantee that we, or our operating companies or partners, will be able to obtain new or maintain existing permits, pole attachment and conduit use agreements needed to develop and operate and expand our network and provide our planned products and services. Our failure to obtain or maintain necessary permits, pole attachments and conduit use agreements could have a material adverse effect on our ability to operate and expand our network.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN ON GOOD TERMS, THE LEASEHOLD ACCESS OR OTHER SERVICES AND MAINTENANCE AGREEMENTS ON WHICH WE RELY TO OPERATE THE WIRELESS PORTION OF OUR NETWORK, IT MAY BECOME MORE EXPENSIVE, OR WE MAY EVEN BE UNABLE, TO OPERATE THOSE PORTIONS OF OUR NETWORK.

    We do not own, and we do not expect to own in the future, the underlying sites and facilities upon which our current wireless digital network is deployed. Instead, we (or our affiliated companies) have entered into long term fixed point microwave services agreements with certain of our co-development partners such as Kinder Morgan, formerly KN Energy. Under these agreements, each co-development partner has agreed to grant us a leasehold interest in, or a similar right to use, their facilities and infrastructure as required for us to deploy our network. As a result, we depend and will continue to depend on the facilities and infrastructure of our co-development partners for the operation of our business. In many cases, we also rely on our co-development partners for the maintenance and provisioning of circuits on our network. We have entered into maintenance agreements with some of these co-development partners where they perform maintenance and provisioning services for us in return for a monthly fee. The cancellation or non-renewal of any of these arrangements or agreements could have a material adverse effect on our business.

DISAGREEMENTS WITH OUR CO-DEVELOPMENT PARTNERS OR DIFFICULTIES WE MAY EXPERIENCE

IN OUR OTHER STRATEGIC RELATIONSHIPS COULD HINDER THE DEVELOPMENT OF OUR NETWORK AND OUR EXPANSION INTO TARGET MARKETS.

    As part of our "smart build" strategy and the contribution and reorganization transaction, we have formed and plan to continue in the future to pursue strategic alliances and relationships which would allow us to enter certain markets for telecommunications services sooner than if we had made the attempt independently. As our network is further developed, we will be dependent on some of these arrangements in order to expand our network into target markets.

    Any disagreements with our co-development partners or companies with which we have a strategic alliance could impair or adversely effect our ability to conduct our business. In addition, the bankruptcy or insolvency of a co-development partner could result in the termination of its agreement with us and any related right of way agreements. The effect of those terminations or the failure of a co-development partner to make required capital contributions would have a material adverse effect on us.

WE MAY BE UNABLE TO OBTAIN ACCESS TO AND INTERCONNECTION WITH THE FACILITIES OF EXISTING LOCAL TELEPHONE COMPANIES ON FAVORABLE TERMS WHICH COULD DELAY, INCREASE THE COST OF OR PREVENT US FROM PROVIDING LOCAL ACCESS SERVICE IN OUR TARGET MARKETS.

    Our ability to provide local access services depends upon our securing access to existing local telephone companies' networks, including the physical or virtual collocation of our equipment in the existing local telephone companies' central offices in our target markets.

    Challenges we may face in obtaining central office space from the existing local telephone companies include:

     o limitations on the availability of central office space in high demand target markets where other competitive telecommunications companies are seeking or have obtained central office space to offer services;

     o delays when existing local telephone companies fail to promptly address our requests for central office space; and

     o expenditure of time and money to pursue negotiations, regulatory disputes, and legal actions for resolution of disputes regarding lack of sufficient central office space.

    We expect that these challenges may delay our attempts to obtain central office space, which would slow down our deployment of our network and our ability to increase the number of our customers.

IF EXISTING LOCAL TELEPHONE COMPANIES ON WHOM WE DEPEND FOR INTERCONNECTION AND OTHER NETWORK ELEMENTS REFUSE TO COOPERATE OR FAIL TO PERFORM THEIR AGREEMENTS WITH US, WE MAY BE DELAYED IN OR EVEN PREVENTED FROM COMPLETING OUR NETWORK AND OFFERING COMPETITIVE SERVICES TO OUR CUSTOMERS.

    We will interconnect with and use existing local telephone companies' networks to provide local access services to our customers. This strategy presents a number of challenges because we depend on existing local telephone companies to:

     o allow us to use their technology and capabilities of their networks to service our customers;

     o    cooperate with us to provide and repair facilities; and

     o provide the services and network components that we order, for which they depend significantly on unionized labor. Labor issues have in the past and may in the future hurt the existing local telephone companies' performance.

    Our dependence on existing local telephone companies may cause us to encounter delays in establishing our network and rolling out our products and services. We must also establish satisfactory billing and payment arrangements with existing local telephone companies. We may not be able to do these things in a manner that will allow us to retain and grow our customer base.

IF THE QUALITY, AVAILABILITY AND MAINTENANCE OF EXISTING LOCAL TELEPHONE COMPANIES' NETWORKS IS UNSATISFACTORY, OUR NETWORK MAY NOT BE SUFFICIENTLY AVAILABLE OR RELIABLE TO MEET OUR BUSINESS PLAN OR CUSTOMER EXPECTATIONS.

    We may not be able to obtain the facilities and the services we need from existing local telephone companies at satisfactory quality levels, rates, terms and conditions. Our inability to do so could delay the expansion of our network and degrade the quality of our services to our customers.

WIRELESS PATH FAILURES OR CABLE CUTS ON OUR NETWORK COULD INTERFERE WITH OUR NETWORK OPERATIONS, DAMAGE OUR RELATIONSHIPS WITH OUR CUSTOMERS OR EXPOSE US TO LIABILITY.

    We do not have route diversity on our digital network to maintain services if a wireless path failure or fiber cable cut occurs. If we were to suffer a deterioration in the perceived quality or reliability of our service as a result of a path failure, cable cut, or other network outage, our customer relations would be materially adversely affected and we could be exposed to liability claims.

                         RISKS RELATING TO OUR INDUSTRY

OUR BUSINESS AND INDUSTRY ARE VERY COMPETITIVE AND INCREASED COMPETITION COULD REQUIRE US TO LOWER OUR PRICES OR PROVIDE MORE EXPENSIVE SERVICE THAT WOULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    The telecommunications industry is extremely competitive, particularly with regard to price and service. Many of our existing and potential competitors have significantly greater financial, personnel, marketing and other resources than we do. For example, some of our competitors have already made substantial long-term investments in the construction of wireless and fiber optic networks and the acquisition of bandwidth. Many of our competitors also have the added competitive advantage of an established network and existing customer base. For example, some communications carriers and local cable companies have extensive networks in place that could be upgraded to fiber optic cable. Those companies also have more employees and more substantial capital resources to begin those upgrades. If communications carriers and local cable companies decide to equip their existing networks with fiber optic cable, they could become significant competitors of ours in a short period of time.

IF WE ENCOUNTER INCREASED COMPETITION FROM EXISTING AND FUTURE TELECOMMUNICATIONS SYSTEMS ON ROUTES WHERE WE PLAN TO PROVIDE INFRASTRUCTURE SERVICES AND WHOLESALE TRANSPORT SERVICES, WE MAY BE UNABLE TO COMPETE EFFECTIVELY FOR THOSE SERVICES OR WE MAY NEED TO REDUCE OUR PRICES IN A MANNER THAT ADVERSELY AFFECTS OUR FINANCIAL PERFORMANCE.

    Other companies may choose to compete with us in our current or planned markets by selling or leasing network assets or wholesale transport services to our targeted customers. This competition could have a material adverse effect on our business. Our competitors for these products and services include:

     o long distance companies, such as AT&T Corp., MCI WorldCom, Inc. and Sprint Corporation;

     o wholesale providers, such as Qwest Communications International Inc., Williams Communications Group, Inc., IXC Communications, Inc., DTI Holdings, Inc., Global Crossing Ltd. and Level 3 Communications, Inc.;

     o existing local telephone companies, such as US West, BellSouth, Bell Atlantic, SBC and GTE Corporation, which currently dominate their local telecommunications markets and have sought or may soon seek or obtain authority to provide long distance services in their local markets;

     o competitive telecommunications companies often referred to as such as GST Telecommunications, Inc., ITC/Deltacom, Inc. and Metromedia Fiber Network, Inc.; and

     o potential competitors capable of offering services similar to those we offer, such as communications service providers, cable television companies, electric utilities, microwave carriers, satellite carriers, wireless telephone operators and large end users with private networks.

ADDITIONAL COMPETITION FROM LOCAL TELEPHONE COMPANIES OR OTHER TELECOMMUNICATIONS SERVICE PROVIDERS AS THEY BEGIN TO PROVIDE OR EXPAND THEIR LOCAL ACCESS SERVICES IN THE MARKETS THAT WE HAVE TARGETED, MAY PREVENT US FROM ACHIEVING OUR SALES GOALS.

    Our principal competitor in the provision of local access services in each of our markets is the existing local telephone company. Although recent federal legislation and rule-making proceedings afford us increased opportunities to compete in providing these services, some aspects of these proceedings also benefit existing local telephone companies. Potential changes in the regulation of telecommunications services could deprive us of some competitive advantages that we now enjoy, which could harm our business.

    In addition to the existing local telephone companies, other telecommunications service providers, such as Covad Communications Group, Inc., NorthPoint Communications Group, Inc. and Rhythms Netconnections, Inc., have recently begun providing some local services. Other competitors and potential entrants in the market for the provision of these services include long distance companies, cable television companies, electric utilities, microwave carriers, wireless telephone system operators, data service companies and operators of private networks. Significant new competitors also could enter the local market through consolidation and strategic alliances in the industry, foreign carriers being allowed to compete in the U.S. market, technological advances, and further deregulation and other regulatory initiatives. The introduction of any of these new competitors into our markets for local services could materially and adversely affect our business. See "BUSINESS -- COMPETITION."

WE DO NOT PLAN TO OFFER A BROAD RANGE OF PRODUCTS OR SERVICES IN THE IMMEDIATE FUTURE, AND THIS LIMITATION COULD INCREASE OUR VULNERABILITY TO CHANGING TRENDS IN OUR INDUSTRY OR INCREASED COMPETITION. AT THE SAME TIME, OUR FUTURE SUCCESS WILL DEPEND ON GROWTH IN THE DEMAND FOR LOCAL ACCESS SERVICES WE PLAN TO CONTINUE TO OFFER.

    We have planned to undertake only a narrow scope of activities in the immediate future, which could limit potential revenues and result in lower revenues than competitors who now provide a wide range of services. Although we have recently commenced marketing local access services to telecommunications service providers, we cannot assure you that we will be successful in entering this business. If the markets for these services fail to develop, grow more slowly than anticipated or become saturated with competitors, our business prospects, operating results and financial condition could be materially adversely affected.

OUR PRODUCT AND SERVICE OFFERINGS ARE SUBJECT TO RISKS OF INDUSTRY OVER-CAPACITY AND RESULTING DOWNWARD PRICING PRESSURES.

    Since shortly after the AT&T divestiture in 1984, the long distance transmission industry generally has experienced over-capacity and declining prices. These trends have exerted downward pricing pressures on a number of telecommunications services, including our wholesale transport services, and we anticipate that prices for these services will continue to decline over the next several years because:

     o existing long distance carriers and potential new carriers are constructing new fiber optic and other long distance transmission networks;

     o regulatory changes may permit the existing local telephone companies to provide long-distance services out-of-region;

     o expansion and new construction of transmission networks, particularly fiber optic cable networks, are likely to create substantial excess capacity relative to demand in the short or medium term; and

     o recent technological advances may greatly expand the capacity of existing and new fiber optic cable.

    Dramatic and substantial price reductions in the long distance industry could require us to reduce our prices significantly or to revise the mix of products and services we plan to offer. Either of these results could adversely affect our business. Also, an increase in the capacity of any of our competitors to provide transport services could adversely affect our business even if we are also able to increase our capacity.

INCREASED SUPPLY OF FIBER OPTIC CABLE IN THE INDUSTRY MAY LEAD TO LOWER PRICES.

     The supply of fiber optic cable that is already buried in conduits but has none of the associated transmission electronics installed has increased, resulting in downward pricing pressure on sales of fiber optic strands. The FCC recently issued an order requiring existing local telephone companies to make inactive fiber optic strands and other transport facilities available to other telecommunications carriers at cost-based nondiscriminatory prices. This requirement could further increase the supply of and decrease demand for fiber optic strands that we sell, adversely affecting our business, financial condition and results of operations.

IF WE FAIL TO RECOGNIZE OR MAKE THE INVESTMENTS NECESSARY TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME LESS DESIRABLE OR OBSOLETE AND WE MAY FACE HIGHER COSTS OR BE UNABLE TO COMPETE EFFECTIVELY.

    The telecommunications industry is characterized by rapid and significant changes in technology. We cannot predict the effect of technological changes on our business. The introduction of new products or technologies may reduce the cost or increase the supply of services similar to those that we plan to provide, or could render those services and our network assets less desirable or even obsolete. As a result, new entrants in the communications services industry may become our most significant competitors in the future. These new entrants may not be burdened by an installed base of outdated equipment and the resulting competition they may provide could have a material adverse effect on our ability to meet our sales targets.

                          RISKS RELATING TO REGULATION

REGULATORY CHANGES COULD REQUIRE US TO POSTPONE OR MODIFY OUR BUSINESS PLANS OR DEPRIVE US OF THE MEANS TO ESTABLISH OUR NETWORK IN OUR TARGET MARKETS.

    Communications services are subject to significant regulation at the federal, state and local levels. Our business plans require us to exploit new opportunities afforded by recent regulatory changes. However, the regulatory environment could adversely affect us in a number of ways, including:

     o delays in receiving required regulatory approvals or the imposition of onerous conditions for these approvals;

     o difficulties in completing and obtaining regulatory approval of interconnection agreements with existing local telephone companies; and

     o enactment of new and adverse legislation or regulatory requirements or changes in the interpretation of existing laws or regulations.

    Many regulatory proceedings regarding issues that are important to our business are currently underway or are being contemplated by federal and state authorities. Changes in regulations or future regulations adopted by federal, state or local regulators, or other legislative or judicial initiatives relating to the telecommunications industry could cause our pricing and business models to fluctuate dramatically or otherwise or otherwise have a material adverse effect on us.

THE FCC MAY IMPLEMENT THE PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996 IN A MANNER THAT IS ADVERSE TO OUR BUSINESS PLAN AND STRATEGIES.

    The Telecommunications Act of 1996 was intended, among other things, to foster competition in the local telephone market. However, the FCC and the states are still implementing many of its rules and policies and it remains uncertain how successfully the Telecommunications Act will promote competition. Moreover, the Telecommunications Act and other recent federal laws regarding the U.S. telecommunications industry remain subject to judicial review and additional FCC rule-making proceedings. Our business strategy involves taking advantage of some of the competitive opportunities advanced by the Telecommunications Act, and the FCC may promulgate regulations implementing the Telecommunications Act that are adverse to our business.

OUR ABILITY TO OFFER LONG DISTANCE COMPANIES LOCAL ACCESS SERVICE AT COMPETITIVE RATES MAY BE LIMITED BY NEW REGULATIONS AND LEGISLATIVE INITIATIVES.

    Like most companies in the communications industry, we must comply with many regulatory requirements. However, unlike some of our competitors, particularly the existing local telephone companies, we are not currently subject to some of the burdensome regulations federal law imposes on the telecommunications industry. Our ability to compete in the provision of local access services will depend upon a continued favorable, pro-competitive regulatory environment. New regulations or legislation affording greater flexibility and regulatory relief to our competitors could adversely affect us by increasing competition in the provision of local services.

    The FCC is currently considering an industry proposal to restructure the fees that existing local telephone companies charge long distance companies to use their local networks. These fees are referred to as access charges. Changes in the access charge structure could fundamentally affect the economic environment in which we and our customers operate. If the FCC reduces the access charges imposed by existing local telephone companies, it would significantly reduce our price advantage in the market for local access services used by long distance companies to access the existing local telephone companies' local networks.

    The FCC is also considering whether to impose limits on certain uses of selected portions of the local telecommunications networks, sometimes called
"unbundled network elements", we purchase from the existing local telephone companies. If the FCC limits our ability to offer long distance companies a package of unbundled network elements that can be used to reach end users, our ability to offer our local access services at competitive rates may be harmed.

PENDING REGULATORY INITIATIVES MAY MAKE IT EASIER FOR EXISTING LOCAL TELEPHONE COMPANIES AND THEIR AFFILIATES TO OFFER DIGITAL SUBSCRIBER LINE SERVICES TO CUSTOMERS IN OUR TARGET MARKETS INCREASING THE COMPETITION THAT WE FACE FOR CUSTOMERS SEEKING THESE SERVICES.

    In August 1998, the FCC proposed new rules that would allow existing local telephone companies to provide Digital Subscriber Line services through separate affiliates not subject to existing local telephone company regulation. The FCC recently decided some of the other issues raised in that proceeding, but the question of whether existing local telephone companies can provide unregulated Digital Subscriber Line services through a separate affiliate remains unresolved. Any decision that would permit an existing local telephone company affiliate to offer Digital Subscriber Line services without being subject to regulation imposed on existing local telephone companies could have a material adverse effect on us by, for example, increasing the competition we face in the provision of Digital Subscriber Line services.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN THE NECESSARY FCC LICENSES, WE MAY BE UNABLE TO OPERATE THE WIRELESS PORTIONS OF OUR NETWORK.

    Portions of our network are wireless, meaning that we provide access services via over-the-air microwave transmissions instead of through fiber optic cables. Our arrangements with certain of our wireless co-development partners contemplate that the wireless portion of our digital network will largely provide "common carrier fixed point-to-point microwave" telecommunications services under Part 101 of the FCC's rules. These services are subject to regulation by federal, state and local governmental agencies. Changes in existing laws and regulations governing our provision of these services could have a material adverse effect on our business, financial condition, and results of operations.

IF WE DO NOT ACCURATELY PREDICT THE COST OF COMPLYING WITH FEDERAL AND STATE AND OTHER SURCHARGES ON OUR SERVICES WE MAY NOT ACCURATELY ANTICIPATE THE COST OF PROVIDING OUR SERVICES TO CUSTOMERS, AND OUR EARNINGS AND CUSTOMER RELATIONSHIPS COULD BE ADVERSELY AFFECTED.

    As a telecommunications provider, we must pay a variety of surcharges and fees on our gross revenues from interstate services and intrastate services. Interstate surcharges include fees for Federal Universal Service and common carrier obligations, number administration, the provision of telecommunications services to the disabled and other miscellaneous FCC requirements. State regulators impose similar surcharges and fees on intrastate services. The division of our services between interstate services and intrastate services is a matter of interpretation, and FCC or relevant state commission authorities may in the future contest how we allocate our charges. If this allocation is changed, our payment obligations for the relevant surcharges could increase. Periodic revisions by state and federal regulators of the applicable surcharges may also increase the surcharges and fees we currently pay.

    For  more   information  on  these  and  other  risks  posed  by  regulatory initiatives, see "BUSINESS -- GOVERNMENT REGULATION."

WE MAY BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, WHICH WOULD SUBJECT US TO SIGNIFICANT ADDITIONAL REGULATORY BURDENS AND INTERFERE WITH OUR ABILITY TO HOLD INVESTMENTS OR RAISE FINANCING FOR OUR BUSINESS.

    We have, and after the consummation of the contribution and reorganization transaction PTI will have, substantial cash balances and short-term investments on a consolidated basis. As a result, we may be considered an "investment company" under the Investment Company Act of 1940. The Investment Company Act requires companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities, or that fail numerical tests regarding composition of assets and sources of income and that are not primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities, to register as "investment companies." Various substantive restrictions are imposed on investment companies by the Investment Company Act.

    We are primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities. However, we could be deemed an investment company within the meaning of the Investment Company Act. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation of our capital structure, management, operations, transactions with "affiliated persons," as defined in the Investment Company Act, and other matters. To avoid having to register as an investment company, we may have to hold a portion of our liquid assets as cash or government securities instead of as investment securities. Having to register as an investment company or holding a material portion of our liquid assets as cash or government securities to avoid registration could have a material adverse effect on us.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" AND INFORMATION RELATING TO OUR BUSINESS AND US THAT ARE NOT HISTORICAL FACTS.

    We make statements in this Annual Report on Form 10-K that are not historical facts. You can identify these forward-looking statements by our use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable words. These forward-looking statements include, among others, statements concerning:

     o    Our business strategy and competitive advantages;

     o    Our anticipated potential revenues from designated markets;

     o    The growth of the telecommunications industry and our business;

     o    The markets for our services and products;

     o Forecasts of when we will enter particular markets or begin offering particular services;

     o Our anticipated capital expenditures and future funding requirements, including the role of vendor and other sources of financing for equipment and related asset purchases; and

     o    Anticipated regulatory developments.

    These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial and regulatory developments, industry trends, and projections that could cause actual events or results to differ materially from those expressed or implied by the statements. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions about them prove incorrect, our actual results, our performance or our proposed activities may vary materially from those expressed or implied by these forward-looking statements. We disclose factors that could cause our actual results to differ materially from our descriptions in this "RISK FACTORS" section and elsewhere in this annual Report on Form 10-K including the sections under the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and "BUSINESS" captions. Please read the entire Annual Report on Form 10-K for a description of some of these risks, including competitive, financial, developmental, operational, technical, regulatory and other risks associated with our business. You should not place undue reliance on the forward-looking statements in this annual Report on Form 10-K, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to minimal market risks. We manage sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, (which primarily consists of debt securities, that typically mature within one year), and entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk on us.

         We are exposed to interest rate risk. We periodically need additional debt financing due to our large operating losses, and capital expenditures associated with establishing and expanding our network coverage increase our financing needs. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have obtained on our current debt.

         Although all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations.

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

DIRECTORS AND EXECUTIVE OFFICERS

         The table below sets forth certain information concerning the directors and executive officers of the Company. Directors of the Company are elected at the annual meeting of stockholders. Executive officers of the Company generally are appointed at the Board of Directors' first meeting after each annual meeting of stockholders.

NAME                                         AGE           POSITION(S) WITH COMPANY
Richard A. Jalkut ..........................   55          President, Chief Executive Officer and Director
Robert A. Rouse ............................   50          Executive Vice President, Chief Operating
                                                             Officer and President, Network Services
James M. Craig .............................   43          Executive Vice President, Chief Financial
                                                             Officer and Treasurer
William R. Smedberg, V......................   38          Executive Vice President, Corporate Development
Michael A. Lubin ...........................   50          Vice President, General Counsel and Secretary
Shawn F. O'Donnell .........................   34          Senior Vice President of Engineering and
                                                             Construction
Peter J. Barris ............................   47          Director
Kevin J. Maroni ............................   37          Director
Patrick J. Kerins ..........................   44          Director
Stephen A. Reinstadtler ....................   33          Director
------------------------------------

     RICHARD A. JALKUT has served as President, CEO and director of the Company since August 1997. Mr. Jalkut has over 30 years of telecommunications experience. From 1995 to August 1997, he served as President and Group Executive of NYNEX Telecommunications Group, where he was responsible for all activities of the NYNEX Telecommunications Group, an organization with over 60,000 employees. From 1991 until 1995, Mr. Jalkut served as President and CEO of New York Telephone Co. Inc., the predecessor company to NYNEX Telecommunications Group. Mr. Jalkut currently serves as a member of the board of directors of HSBC Bank USA, a commercial bank; Ikon Office Solutions, Inc., a company engaged in wholesale and retail office equipment; Digex Incorporated; and Home Wireless Networks, a start-up company developing a wireless product for home and business premises.

     ROBERT A. ROUSE has served as the Company's Executive Vice President, President of Network Services since April 1999 and, since September 1999, as The Company's Chief Operating Officer. Mr. Rouse joined the Company with over 30 years experience in the telecommunications industry. Before joining the Company, from October 1996 to November 1998, Mr. Rouse was Executive Vice President, Engineering, Systems and Operations of Intermedia, responsible for network services, engineering and systems. Before that, from October 1986 to October 1996, he served in several positions at MCI beginning as the Director of New York City Operations and spending the last three as Senior Vice President of Network Services for MCI/Concert. As senior Vice President of Network Services, he was responsible for integrating the network and product functionality between

MCI and British Telecom as well as building global networks. From March 1986 until September 1986, Mr. Rouse served as the Regional Vice President for Eastern Operations for US West. In addition, Mr. Rouse spent 17 years, from June 1969 until March 1986, with Frontier Communications, Inc. where he was involved in a series of unregulated start-up business ventures, and he played a key role in developing Frontier's long distance company.

     JAMES M. CRAIG has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since April 1999. Mr. Craig has 22 years of accounting and finance experience, including 15 years specifically in the communications industry. From February 1997 to April 1999, Mr. Craig served as the Senior Director Treasury Management for Omnipoint Communications, where he was was responsible for corporate planning and forecasting. In this position, he also served as a point of contact for investment banks, sell-side analysts and rating agencies. Before that, Mr. Craig assisted in the launch of two start-up telecommunications companies, from February 1996 to February 1997 at UniSite and from September 1995 to February 1997 at National Telecom PCS, Inc. While with UniSite, he established regional and national alliances between UniSite and telecommunications tower owners. Mr. Craig also spent a total of 11 years, from 1983 to 1995, with MCI, holding positions such as Director of Wireless Communications, Director of Corporate Development, Director of Telecommunications Group Planning and Director of Corporate Treasury Group. From 1982 through 1983 and from 1977 through 1980, Mr. Craig served a s a Senior Accountant at the Cowper Group and from 1980 to 1982 he practiced as a certified public accountant with Touche Ross and Co.

     WILLIAM R. SMEDBERG, V joined the Company initially as a consultant in 1996, served as Vice President, Finance and Corporate Development of the Company from January 1997 to February 1999 and assumed the position of Executive Vice President, Corporate Development of the Company in March 1999. Before joining the Company, Mr. Smedberg served as Director, Strategic Planning and Corporate Development for Jamont, a European consumer products joint venture among Nokia Oy, Montedison S.p.A. and James River Corporation of Virginia, Inc., from 1991 to 1996, where he was responsible for Jamont's corporate finance, strategic planning and corporate development.

     MICHAEL A. LUBIN has served as Vice President, General Counsel and Secretary of the Company since its inception in August 1995. Before joining the Company, Mr. Lubin was an attorney-at-law at Michael A. Lubin, P.C., a law firm he founded in 1985. Mr. Lubin has experience in telecommunications, copyright and intellectual property matters, corporate and commercial law, construction claims adjudication and trial work. From 1976 until 1981, he served as a Federal prosecutor with the Fraud Section, Criminal Division, United States Department of Justice.

     SHAWN O'DONNELL has served as Senior Vice President of Engineering and Construction of the Company since August 1999. Mr. O'Donnell has more than 14 years of engineering experience in the telecommunications industry. Before joining the Company, Mr. O'Donnell served as Director of Transmissions and Facility Standards and Engineering with MCI WorldCom from November 1996 to August 1999. In that position, he was in charge of a 340+ person team that was responsible for overall transmission and facility engineering for local, long distance and Internet networks. From April 1988 to November 1996, he also held a variety of other positions at MCI WorldCom, including Senior Manger of Transmission Engineering Implementation and Senior Manager of Switched Network Planning. Before joining MCI WorldCom, from June 1986 to April 1988, Mr.

O'Donnell was a Control Engineer with Potomac Edison. While there, he was responsible for the management of communications networks associated with high voltage control systems.

     PETER J. BARRIS has been a director of the Company since August 1995. Since 1992, Mr. Barris has been a partner; in 1994, was appointed a General Partner; and, in 1999, was appointed Managing General Partner of New Enterprise Associates, a firm that manages venture capital investments. Mr. Barris is also a member of the board of directors of Mobius Management Systems, Inc., PcOrder.com, Inc. and Careerbuilder, Inc., each of which is quoted on the NASDAQ National Market.

     KEVIN J. MARONI has been a director of the Company since August 1995. Since 1994, Mr. Maroni has been a principal, and, in 1995, was appointed a General Partner of Spectrum Equity Investors, which manages private equity funds focused on growth capital for Telecommunications companies. Prior to Spectrum, Mr.
Maroni worked at Time Warner and Harvard Management Company. Mr. Maroni is currently on the board of directors of several private companies and CTC Communications Corp (which is quoted on the NASDAQ National Market).

     PATRICK J. KERINS has been a director of the Company since July 1997. Since March 1997, Mr. Kerins has served as Managing Director of Grotech Capital Group, which is engaged in venture capital and other private equity investments. From 1987 to March 1997, he worked in the investment banking division of Alex Brown & Sons, Incorporated, including serving as Managing Director beginning in January 1994. Mr. Kerins is a member of the board of directors of CD Now, Inc., an online retailer of compact discs and other music related projects which is quoted on the NASDAQ National Market.

     STEPHEN A. REINSTADTLER has been a director of Pathnet since October 1997. Since August 1995, Mr. Reinstadtler has served as Vice President and Director at Toronto Dominion Capital (U.S.A) Inc., where he has been involved in private equity and mezzanine debt investments. From April 1994 to July 1995, he was Manager at The Toronto-Dominion Bank, where he was involved in commercial lending activities to the telecommunications industry. From August 1992 to April 1994, Mr. Reinstadtler also served as Associate at Kansallis-Osake-Pankki, where he was involved in commercial lending activities to the telecommunications industry.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     We have a compensation committee of our board of directors, which currently consists of two of our directors, Messrs. Maroni and Barris. Prior to the resignation of Richard Prins from our board of directors in 1999, we had a three member compensation committee, consisting of Messrs. Maroni, Barris and Prins. Our compensation committee was established to, among other things, administer our stock incentive plans, review and make recommendations to the board of directors concerning the compensation of executive officers, and consider existing and proposed employment agreements between us and our executive officers.

     During the fiscal year ended December 31, 1999, none of our executive officers served as a member of our compensation committee or as a director of any entity of which any of directors served as an executive officer. No member of our compensation committee is currently our employee.

DIRECTOR COMPENSATION

     Currently, our directors do not receive directors' fees or other compensation and they are not compensated or reimbursed for their out-of-pocket expenses incurred in serving as directors or for attending meetings of the board of directors or its committees.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     We are incorporated under the laws of the State of Delaware.

     Section 102(b)(7) of the Delaware General Corporation Law permits a provision in the certificate of incorporation of each corporation organized thereunder, eliminating or limiting, with certain exceptions, the personal liability of a director to the corporation or its stockholders for monetary damages for certain breaches of fiduciary duty as a director.

     Our certificate of incorporation limits, to the fullest extent permitted by law, the liability of our directors to us and our stockholders for monetary damages for breach of their fiduciary duty. This provision is intended to afford our directors the benefit of the Delaware General Corporation Law. This limitation on liability does not extend to:

     o    Any breach of a director's duty of loyalty to us or our stockholders;

     o Acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

     o Violations of the Delaware General Corporation Law regarding the improper payment of dividends; or

     o Any transaction from which the director derived any improper personal benefit.

     Section 145 of the Delaware General Corporation Law, in summary, empowers a Delaware corporation, within certain limitations, to indemnify its officers, directors, employees and agents against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred by them in connection with any suit or proceeding other than by or on behalf of the corporation, if they acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to a criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

     With respect to actions by or on behalf of the corporation, Section 145 of the Delaware General Corporation Law permits a corporation to indemnify its officers, directors, employees and agents against expenses (including attorneys' fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit, provided such person meets the standard of conduct described in the preceding paragraph, except that no indemnification is permitted in respect of any claim where such person has been found liable to the corporation, unless the Court of Chancery or the court in which such action or suit was brought approves such indemnification and determines that such person is fairly and reasonably entitled to be indemnified.

     Our certificate of incorporation requires us to indemnify our directors and officers to the extent not prohibited by law for actions or proceedings arising because of their positions as directors or officers.

     Our stockholders agreement provides for indemnification of us, our directors and officers, and persons who control us within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act for certain liabilities, including liabilities under the Securities Act.

     In addition, Pathnet maintains, and we will maintain, standard directors' and officers' insurance policies.

ITEM 11..EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer and each of the six other Named Executive Officers of the company for services rendered in all capacities in each of the last three fiscal years. The officers listed in the table below are referred to as the Named Executive Officers:


                                                        ------                                      LONG - TERM
                                                     COMPENSATION *                OTHER           COMPENSATION
                                                     --------------               ANNUAL       SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR       SALARY         BONUS       COMPENSATION *    OPTIONS GRANTED **
---------------------------               ----       ------         -----       -------------- ---------------------
Richard A. Jalkut                         1999      $400,000        $300,000    $   40,733 (1)            --
   President and Chief Executive          1998       400,000               --       40,289 (2)            --
   Officer                                1997       166,154 (3)         --          9,857 (4)         858,754
Michael A. Lubin                          1999       135,019          47,120          --                  --
   Vice President, General Counsel        1998       136,840           5,000          --                15,000
    and  Secretary                        1997       136,115              --          --                  --
William R. Smedberg V                     1999       182,886         139,000          --                50,000
   Executive Vice President,              1998       111,250          28,267          --                78,656
   Corporate Development                  1997       100,384              --          --                  --
James M. Craig                            1999       122,206 (5)      78,750          --               125,000
   Executive Vice President, Chief
   Financial Officer and Treasurer
Shawn F. O'Donnell                        1999        58,739 (6)      52,500          --                50,000
   Senior Vice President of
   Engineering and Construction
Robert A. Rouse                           1999       239,276 (7)     133,751        36,943 (8)         350,000
   Executive Vice President, Chief
   Operating Officer and President,
   Network Services
Kevin J. Bennis                           1999       207,138 (9)      27,500          --                  --
   Executive Vice President and           1998       246,353 (10)          --      185,602 (6)         382,500
   President Communications
   Services
-----------------------------------

* Except as stated herein, none of the above Named Executive Officers received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus.
** We have not issued any stock appreciation rights or long-term incentive plans.
(1) Consists of $7,227 for club dues; $13,368 for lodging; $15,090 for airfare; and $5,048 for other transportation.
(2) Consists of $16,277 for club dues; $7,756 for lodging; $11,685 for airfare; and $4,571 for other transportation.
(3) Mr. Jalkut commenced employment with the Company in August 1997, and was compensated at a rate of $400,000 per annum in 1997.
(4)  Reimbursement for travel expenses.
(5) Mt Craig began his employment with Pathnet on April 19, 1999, and his salary was $175,000 per annum in 1999.
(6) Mr. O'Donnell began his employment with Pathnet on August 9, 1999, and his salary was $150,000 per annum in 1999.
(7) Mr. Rouse began his employment with Pathnet on April 26, 1999, and his salary was $325,000 per annum in 1999.
(8)  Reimbursement  for  moving expenses.
(9)  Mr. Bennis' employment with Pathnet was terminated on September 17, 1999.
(10) Mr. Bennis began his employement with the Company on February 9, 1998 and his salary was $275,000 per annum.
(11) Consists of $48,093 in residence settlement charges in Georgia; $99,319 in residence settlement charges in Virginia; $22,780 in other moving expenses; and $15,410 in rent.

STOCK OPTION GRANTS AND EXERCISES

         The following table sets forth the aggregate number of stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 1999. Stock options are exercisable to purchase Common Stock of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR


                               NUMBER OF       PERCENT OF                               POTENTIAL REALIZABLE VALUE AT
                               SECURITIES    TOTAL OPTIONS                               ASSUMED ANNUAL RATE OF STOCK
                               UNDERLYING      GRANTED TO     EXERCISE                PRICE APPRECIATION FOR THE OPTION
                                OPTIONS       EMPLOYEES IN      PRICE    EXPIRATION                  TERM
                                GRANTED       FISCAL YEAR      $/SHARE      DATE       0%         5%         10%
                                -------       -----------      -------   ----------   ----      ------     ------

Richard A. Jalkut ........         --             -- %        $    --        --       $    --  $       --   $       --

Michael A. Lubin..........         --             -- %        $    --        --       $    --  $       --   $       --

William R. Smedberg ......       50,000          6.88           5.20       5/13/2009       0      163,513      414,373

James M. Craig............      125,000         17.21           5.20       5/13/2009       0      408,782    1,035,933

Shawn F. O'Donnell........       50,000          6.88           5.20        8/5/2009       0      163,513      414,373

Robert A. Rouse...........      350,000         48.18           5.20       5/13/2009       0    1,144,588    2,900,611

Kevin J. Bennis...........         --              --                        --
                                                                 --                       --          --          --

------------------------
(1) The information disclosed assumes, solely for purposes of demonstrating potential realizable value of the stock options, that the estimated fair market value per share of Common Stock was $5.20 per share as of December 31, 1999 and increases at the rate indicated during the option term.

(2) The options vest ratably over a four year period. The option may be transferred only by will or by the laws of descent and distribution. Upon a change of control of the Company and termination of optionee's employment without cause, the options that would otherwise become vested within one year will be deemed vested immediately before such optionee's termination.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         None of the Named Executive Officers exercised any options during the fiscal year ended December 31, 1999. The following table sets forth as of December 31, 1999, the aggregate number of options held by each of the Named Executive Officers.

                          FISCAL YEAR-END OPTION VALUES


                                                          NUMBER OF SECURITIES UNDERLYING
                               SHARES                         UNEXERCISED OPTIONS AT
                            ACQUIRED ON      VALUE        --------------------------------         VALUE OF UNEXERCISED
                              EXERCISE      REALIZED          DECEMBER 31, 1999                  IN-THE-MONEY OPTIONS (1)
                              --------      --------         ------------------                 ------------------------
NAME                                                     EXERCISABLE     UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                                                     -----------     -------------      -----------    -------------
Richard A. Jalkut ........         --          --         572,502           286,252        $ 5,650,595      $ 2,825,307
Michael A. Lubin..........         --          --         145,215            11,250          1,573,621           65,250
William R. Smedberg ......         --          --          58,686            69,970            513,093          492,191
James M. Craig..........           --          --               0           125,000                  0          725,000
Shawn F. O'Donnell........         --          --               0            50,000                  0          290,000

Robert A. Rouse...........         --          --               0           350,000                  0        2,030,000

Kevin J. Bennis........        90,625    $894,469               0                 0                  0                0

------------------------------

(1) Based on an assumed market price of the Common Stock of $11.00 per share as of December 31, 1999.

SCHAEFFER BOARD RESIGNATION

     In October 1997, Mr. Schaeffer was our employee and was granted an option to purchase 148,418 shares of common stock under our 1997 Plan; the number of shares and ther exercise price were subsequently adjusted in a stock split. Mr. Schaeffer is no longer an officer or director of the company. In a letter agreement dated November 4, 1999, in which Mr. Schaeffer resigned from his position as a director of Pathnet, we agreed with Mr. Schaeffer agreed that Mr. Schaeffer holds options for a total of 107,389 shares of our common stock, which are fully vested at an exercise price of $3.67 per share. PI will assume these option grants and convert them to options for shares of its common stock at closing of the Transaction.


JALKUT EMPLOYMENT AGREEMENT

     We are currently a party to an employment agreement with Mr. Jalkut. Under this employment agreement, Mr. Jalkut will receive a minimum annual base salary of $400,000 (or any greater amount approved by a majority of the board of directors), bonuses and other benefits determined by the board of directors. Additionally, Mr. Jalkut is entitled to receive reimbursement of certain expenses, all of which expenses may not exceed $50,000 per year. In accordance with his employment agreement, on August 4, 1997, Mr. Jalkut received nonqualified stock options for 296,122 shares of common stock at an exercise price of $3.28 per share; the number of shares and the option price were subsequently adjusted in a stock split. These options vest ratably over three years. We have granted Mr. Jalkut registration rights for the shares he will receive upon exercise of his options. If we terminate Mr. Jalkut's employment he may elect, within 10 business days of his termination, to have us pay him, subject to the terms of the Indenture and the Supplemental Indenture, the aggregate fair value of his options then vested or held by him. We will be required to make any payments in accordance with his employment agreement.

     During his employment and for two years after his termination, Mr. Jalkut's employment agreement requires him to refrain from investing in businesses or activities that compete with us, soliciting our employees or otherwise competing with us, by, for example, working with or for one of our competitors. Mr. Jalkut's employment agreement also prevents him from disclosing or using our confidential or proprietary information at any time.

     Other than the restrictions on Mr. Jalkut described above and our obligation to pay severance for one year following the termination of Mr. Jalkut's employment (depending on the basis for his termination), Mr. Jalkut's employment agreement will terminate in the event of his death and may be terminated:

     o    By us:

          (a) Without cause (as defined in his employment agreement), by giving 60 days' prior written notice; or

          (b) For cause, generally subject to a 30-day written notice of the board's intention to terminate him for cause;

          (c) Upon Mr. Jalkut's disability (as defined in his employment agreement); and

     o    By Mr. Jalkut:

          (a)  Without cause, by giving 180 days' prior written notice; and

          (b) Immediately, upon a constructive termination (as defined in his employment agreement).

     Unless we terminate Mr. Jalkut's employment for cause, or Mr. Jalkut terminates his employment without cause, Mr. Jalkut is entitled to continue to receive his salary for 12 months following the termination of his employment with us.

OTHER AGREEMENTS

     Messrs. Schaeffer, Lubin, O'Donnell, Rouse, Craig and Smedberg each have entered into an agreement withus. which requires each of them to (1) assign to us all inventions developed by them during their employment, (2) maintain the confidentiality of Pathnet proprietary information, and (3) refrain from working with or for a competitor of ours for two years after his termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below provides some information regarding beneficial ownership of our capital stock as of December 31, 1999 for:
     o    Each of the Named Executive Officers.
     o    Each of our directors.
     o    All of our executive officers and directors as a group.
     o Each other person, entity or group who we know beneficially owns 5% or more of any class of our stock. All share amounts in the table have been adjusted and are presented assuming that the Contribution and Reorganization Transaction was closed as of December 31, 1999. Unless otherwise noted, the address of each of our Named Executive Officers and directors is 1015 31st Street, N.W., Washington, D.C. 20007.

                                        ISSUED AND OUTSTANDING
                                             COMMON STOCK


STOCKHOLDER (a)                                                   SERIES A PREFERRED       SERIES B PREFERRED
---------------                                                   ------------------       ------------------
                                                   PERCENTAGE               PERCENTAGE              PERCENTAGE
                                                   ----------               ----------              ----------
                                         SHARES     OF CLASS     SHARES      OF CLASS     SHARES     OF CLASS
                                         -------    --------     -------     --------     -------    --------

Spectrum Equity Investors, L.P. (d).           --           --   1,372,668        47.3%  1,220,099        25.5%
Spectrum Equity Investors II, L.P. (d)         --           --          --           --         --           --
New Enterprise Associates VI, Limited
Partnership (e).....................           --           --     522,000        18.0%    685,014        14.3%
Onset Enterprise Associates II, L.P. (f)       --           --     522,000        18.0%    463,976         9.7%
Onset Enterprise Associates III, L.P.          --           --          --           --         --           --
(f).................................
Paul Capital Partner Funds (g)......           --           --     245,989         8.5%    125,144         2.6%
Thomas Domencich (h)................           --           --     145,000         5.0%     62,573         1.3%
Toronto Dominion Capital (USA) Inc. (i)        --           --          --           --    884,146        18.5%
Grotech Partners IV, L.P. (j).......           --           --          --           --    884,146        18.5%
Utech Climate Challenge Fund, L.P. (k)         --           --          --           --    442,076         9.2%
Utility Competitive Advantage Fund, LLC        --           --          --           --         --           --
(l).................................
David Schaeffer(m)..................    2,900,000        94.5%          --           --         --           --
Richard A. Jalkut (n)...............           --           --          --           --         --           --
Michael A. Lubin  (o)...............           --           --          --           --         --           --
William R. Smedberg (p).............           --           --          --           --         --           --
Kevin J. Maroni (q).................           --           --   1,372,668        47.3%  1,220,099        25.5%
Peter J. Barris (r).................           --           --     522,000        18.0%    685,014        14.3%
Patrick J. Kerins (s)...............           --           --          --           --    884,146        18.5%
Stephen A. Reinstadtler (t).........           --           --          --           --    884,146        18.5%
All Directors and Named Executive
Officers as a Group (n) (o) (p) (q) (r)        --           --   1,894,668        65.3%  3,673,405        76.7%
-------------------

                                                                            BENIFICIAL OWNERSHIP OF
STOCKHOLDER (a)                            SERIES C PREFERRED     STOCK          COMMON STOCK
---------------                            ------------------    OPTIONS (b)    ------------
                                                     PERCENTAGE  ----------     TOTAL      PERCENTAGE
                                                     ----------                 ------     ----------
                                            SHARES    OF CLASS                  SHARES         (c)
                                            -------   --------                  ------         ---

Spectrum Equity Investors, L.P. (d).      1,363,406        16.7%         --    3,956,173        56.3%
Spectrum Equity Investors II, L.P. (d)    1,363,406        16.7%         --    1,363,406        30.8%
New Enterprise Associates VI, Limited
Partnership (e).....................      1,374,051        16.8%         --    2,581,065        45.7%
Onset Enterprise Associates II, L.P. (f)    817,672        10.0%         --    1,803,648        37.0%
Onset Enterprise Associates III, L.P.       272,553         3.3%         --      272,553         8.2%
(f).................................
Paul Capital Partner Funds (g)......        136,275         1.7%         --      507,573         5.9%
Thomas Domencich (h)................             --           --         --      207,573         6.3%
Toronto Dominion Capital (USA) Inc. (i)   1,006,500        12.3%         --    1,890,646        38.1%
Grotech Partners IV, L.P. (j).......      1,006,500        12.3%         --    1,890,646        38.1%
Utech Climate Challenge Fund, L.P. (k)      136,276         1.7%         --      578,352        15.9%
Utility Competitive Advantage Fund, LLC     366,980         4.5%         --      366,980        10.7%
(l).................................
David Schaeffer(m)..................             --           --    107,389    3,007,389        94.7%
Richard A. Jalkut (n)...............             --           --    572,502      572,502        15.7%
Michael A. Lubin  (o)...............             --           --    145,215      145,215         4.5%
William R. Smedberg (p).............             --           --    128,656      128,656         4.0%
Kevin J. Maroni (q).................      2,726,812        33.4%         --    5,319,579        63.4%
Peter J. Barris (r).................      1,374,051        16.8%         --    2,581,065        45.7%
Patrick J. Kerins (s)...............      1,006,500        12.3%         --    1,890,646        38.1%
Stephen A. Reinstadtler (t).........      1,006,500        12.3%         --    1,890,646        38.1%
All Directors and Named Executive
Officers as a Group (n) (o) (p) (q) (r)   6,113,863        74.8%    903,172   12,585,108        80.4%
(s) (t).............................
-------------------

(a) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's holding has been calculated assuming full exercise of outstanding warrants and options exercisable or convertible by the holder within 60 days after December 31, 1999.

(b)  Only Options exercisable within 60 days after December 31, 1999 are listed.

(c) The pro forma percentages of beneficial ownership of common stock as to each beneficial owner assumes the exercise or conversion into common stock of all outstanding options, warrants and convertible securities held by such owner that are exercisable or convertible within 60 days of December 31, 1999, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(d) Spectrum Equity Investors, L.P.'s and Spectrum Equity Investors II, L.P.'s address is One International Place, Boston, Massachusetts, 02110.

(e) New Enterprise Associates VI, Limited Partnership's address is 1119 Saint Paul Street, Baltimore, Maryland, 21202.

(f) Onset Enterprise Associates II, L.P.'s and Onset Enterprise Associates III, L.P.'s address is 8911 Capital of Texas Highway, Austin, Texas, 78759.

(g) The Paul Capital Partner Funds are five funds that constitute a "group" under Section 13(d) of the Exchange Act. Each fund's address is: c/o Paul Capital Partners, 50 California Street, Suite 3000, San Francisco, California, 94111. The five funds are Paul Capital Partners V L.P., Paul Capital Partners V (Domestic Annex Fund) L.P., Paul Capital Partners V International, L.P., Paul Capital Partners VI, L.P. and PCP Associates, L.P.

(h) Thomas Domencich's address is 104 Benevolent Street, Providence, Rhode Island, 02906.

(i) Toronto Dominion Capital (USA) Inc.'s address is 31 West 52nd Street, New York, New York, 10019.

(j) Grotech Partners IV, L.P.'s address is 9690 Deereco Road, Timonium, Maryland, 21093.

(k) Utech Climate Challenge Fund, L.P.'s and Utility Competitive Advantage Fund, L.L.C.'s address is c/o Arete Ventures, Two Wisconsin Circle, Chevy Chase, Maryland 20815.

(l) Utility Competitive Advantage Fund L.L.C.'s address is c/o William T. Heflin, Managing Director, Kinetic Ventures, L.L.C., 2 Wisconsin Circle, Suite 620, Chevy Chase, Maryland 20815.

(m)  Mr. Schaeffer is no longer an officer or director of Pathnet.

(q) Mr. Maroni, who is a limited partner of the general partner of Spectrum and a general partner of the general partner of Spectrum Equity Investors II, L.P., disclaims beneficial ownership of the shares owned by Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P.

(r) Mr. Barris, who is general partner of the general partner of New Enterprise Associates VI, Limited Partnership, disclaims beneficial ownership of the shares owned by New Enterprise Associates VI, Limited Partnership.

(s) Mr. Kerins, Managing Director of the general partner of Grotech Partners IV, LP, disclaims beneficial ownership of the shares owned by Grotech Partners IV, LP.

(t)  Mr.  Reinstadtler,  Vice President and Director of Toronto Dominion Capital
     (USA) Inc., disclaims beneficial ownership of the shares owned by Toronto Dominion Capital (USA) Inc.

ITEM 13..CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXISTING PATHNET, INC. AGREEMENTS

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

PATHNET TELECOMMUNICATIONS INC. STOCKHOLDERS AGREEMENT

         Following the closing of the Transaction, the Pathnet Inc. stockholders agreement will terminate, and a new Pathnet Telecommunications, Inc., stockholders agreement will go into effect. We summarize in this section selected materials of the new stockholders agreement. For a more complete description, we refer you to the copy of Pathnet Telecommunications, Inc's stockholders agreement filed as an exhibit to the Pathnet Telecommunications, Inc.'s Registration Statement on Form S-1 (Registration No. 333-91469) filed by Pathnet Telecommunications, Inc. with the Securities and Exchange Commission (the "Commission") on November 22, 1999

         If there is an inconsistency between this summary and the stockholders agreement, the stockholders agreement will control.

OVERVIEW

     Upon closing of the various contribution agreements comprising the Transaction, PTI will enter into a stockholders agreement with CSX, Colonial, BNSF, our other preferred stockholders and David Schaeffer. The stockholders agreement will put in place at the Pathnet Telecom level many of the provisions that currently apply under Pathnet's existing Investment and Stockholders Agreement. Pathnet's existing Investment and Stockholders Agreement will be terminated after the Transaction.

         In accordance with the stockholders agreement, each stockholder will agree to vote in favor of the election of a board of directors consisting of 10 members:

     o Two designees of the Series A Preferred Stockholders (initially, a designee of Spectrum Equity Investors L.P. and the other will initially be a designee of New Enterprise Associates VI Limited Partnership);

     o One designee of the Series B Preferred Stockholders (initially, a designee of Grotech Partners IV, L.P.);

     o One designee of the Series C Preferred Stockholders (initially, a designee of Toronto Dominion Capital (U.S.A.), Inc.) who may not be a partner or associate of Spectrum, New Enterprise Associates or Grotech for so long as they have designation rights under our stockholders agreement;

     o Three designees of the Series D and E Preferred Stockholders (one designated by BNSF, one by CSX and one by Colonial);

     o    PTI's CEO;

     o One independent "outside" director, who is neither a member of management nor an affiliate of any stockholder; and

     o One director who will be elected by all voting stockholders voting together as a single class, as provided by our certificate of incorporation.

     Under the stockholders agreement, PTI will be subject to covenants substantially similar to those in effect under Pathnet's Investment and Stockholders Agreement. For so long as at least 25% of the shares of preferred stock outstanding immediately after the closing of the Transaction remain outstanding, these covenants will require that PTI obtain the approval of the holders of two-thirds of the outstanding shares of preferred stock (all voting as a single class) before Pathnet Telecommunications, Inc. undertake certain fundamental actions, including mergers, dispositions, acquisitions, amendments to our certificate of incorporation and bylaws, affiliated transactions, and certain issuances of securities. In addition, certain actions that would adversely affect the rights of a single series of preferred stock relative to any other series of preferred stock would require the majority vote of each adversely affected series.

     Each party to the stockholders agreement will represent and warrant to the other stockholders that they, he or it (1) has no present intention or plan, formally or informally, on the closing date to transfer or dispose of any of the shares received by such party under their, his or its contribution agreement, and (2) intends for their, his or its contribution of Pathnet shares or other property to us in accordance with their, his or its contribution agreement to be treated as part of a single integrated transaction in which gain or loss will not be recognized for tax purposes. Each existing Pathnet stockholder who participates will represent and warrant to the other parties that it intends its contribution of Pathnet shares to us to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code, pursuant to which gain or loss will not be recognized.

REGISTRATION RIGHTS

     In the stockholders agreement, PTI. will grant registration rights to its preferred stockholders and to Mr. Jalkut and Mr. Schaeffer. These registration rights will be substantially similar to the registration rights granted to these same holders in the Pathnet Investment and Stockholders Agreement, except that Mr. Schaeffer will be granted registration rights. The holders of securities subject to registration rights will have both "demand" and "piggy back" registration rights.

DEMAND RIGHTS

     Pathnet Telecommunications, Inc. will grant "demand" registration rights for two separate groups of our equity securities. The groups are broadly distinguished by the identity of the holders who can demand that Pathnet Telecommunications, Inc. register their shares under the Securities Act. The first group consists of the holders of:

     o Shares of common stock issued to Pathnet Telecommunications, Inc.'s preferred stockholders, or issuable to Pathnet Telecommunications, Inc.'s preferred stockholders upon the conversion of their shares of preferred stock; and

     o Shares of common stock issued or issuable to Mr. Jalkut upon the exercise of his options.

     Pathnet Telecommunications, Inc. refer to these groups of shares as "registrable securities." On three separate occasions, by the vote of the holders of the applicable percentage of the registrable securities outstanding in this first group, the holders of the shares in this group may require PTI to use its best efforts to file a registration statement with the SEC in respect of their registrable securities. Before Pathnet Telecommunications, Inc. make an initial "Qualified Public Offering" (which the stockholders agreement defines as a public offering of more than $75 million in value of our securities at a per share price that implies a valuation in excess of $600 million for all of the shares of our capital stock), the holders of at least 67% of the total number of outstanding registrable securities must affirmatively vote to exercise any of these demand rights. After Pathnet Telecommunications, Inc. makes an initial Qualified Public Offering, the holders of 20% of the total number of outstanding registrable securities may make the demand. Although Pathnet Telecommunications, Inc. does not include Mr. Schaeffer's shares in calculating the percentages for purposes of the demand by this group, he will be entitled to participate on a proportional basis in any registration demanded by this group of our stockholders.

     Separately, PTI. will grant Mr. Schaeffer a single right to demand that PTI register his shares of its common stock under the Securities Act. Mr. Schaeffer will have the right to exercise his demand registration right if: (1) Pathnet Telecommunications, Inc. complete an initial Qualified Public Offering, and (2) its registration statement filed in respect of that initial offering either:

     o Does not include Mr. Schaeffer's shares of its common stock that he proposes to register; or

     o Has ceased to be effective within the thirty-day period following the expiration of a mandatory "lock-up" period applicable to all of the holders of our securities with registration rights. (The lock-up provisions of our stockholders agreement will prohibit sales of our securities by the parties to our stockholders agreement for a period up to 180 days following the completion of an initial public offering.)

     Although they may not initiate a "demand" under this provision, the holders of Pathnet Telecommunications, Inc.'s registrable securities identified above may participate on a proportional basis in any registration demanded by Mr. Schaeffer under this provision of the stockholders agreement.

     In exercising these demand registration rights, the stockholders must in all cases have selected an underwriter reasonably acceptable to us who is prepared to underwrite the offering of the shares on a firm commitment basis. Pathnet Telecommunications, Inc. will have additional obligations to assist in the registration and underwriting of any shares that these holders seek to sell pursuant to their registration rights. Pathnet Telecommunications, Inc. will have a right to defer each of those demand registrations for up to 60 days, if our legal counsel has advised us that filing a registration statement relating to such a demand registration would require us either (1) to disclose a material impending transaction and Pathnet Telecommunications, Inc. have determined in good faith that the disclosure would have a material adverse effect on us, or
(2) to conduct a special audit.

     Pathnet has separate "demand registration" obligations under a Warrant Registration Rights Agreement executed in conjunction with Pathnet 's Note and warrant offering in April 1998. Under that agreement, the holders of a majority of the Pathnet warrants may require Pathnet on one occasion after an initial public offering to register under the Securities Act their shares of common stock received upon the exercise of their warrants, subject to Pathnet's right to defer the registration of those shares for up to 60 days in similar circumstances. In connection with the transaction, PTI expects to propose to the holders of these rights that it assume Pathnet 's obligations under this Warrant Registration Rights Agreement. If the requisite holders of the Pathnet's warrants consent to the proposed amendments, PTI may be required by the terms of the Warrant Registration Rights Agreement to register additional shares of our common stock upon the exercise of these warrants.

PIGGYBACK RIGHTS

     Pathnet Telecommunications, Inc will also grant to each of these groups of its stockholders (and, if it assumes Pathnet's obligations to the holders of its warrants, then also to those warrant holders) so-called "piggyback" registration rights, under which they can require Pathnet Telecommunications, Inc. to register their shares of common stock whenever it registers any of its equity securities under the Securities Act. These piggyback registration rights will be subject to underwriter "cutbacks," which means that Pathnet Telecommunications, Inc.'s managing underwriter may decide to limit the number of shares added to a registration that it initiate because the underwriter has concluded that including the additional "piggyback" shares would have an adverse impact on the marketing of the securities to be sold in the underwritten offering. These piggyback registration rights will not apply to any registration relating to a public offering pursuant to demand registration rights granted to Pathnet warrantholders, to the registration of securities with our employee benefit plans, on any SEC form that does not permit secondary offerings, or to securities we issue in a merger, exchange offer or similar transaction.

     Pathnet Telecommunications, Inc.'s will be required to bear up to $60,000 of registration expenses for each demand registration under its stockholders agreement. In addition, it will agree to indemnify the registration rights holders against, and provide contribution for, liabilities under the Securities Act, the Securities Exchange Act of 1934 or other federal or state laws regarding the registration of our securities. However, it will not indemnify the registration rights holders against, or provide them contribution for, any untrue statements or omissions made by us in reliance on and in conformity with information furnished to us in writing by the registration rights holders.

PREEMPTIVE RIGHTS

     Under the stockholders agreement, each of Pathnet Telecommunications, Inc.'s preferred stockholders and Mr. Schaeffer will have the right to participate in certain of our sales of securities. Specifically, on each occasion between the closing of the Contribution and Reorganization Transaction and an initial "Qualified Public Offering" that it issues shares of its capital stock (or other securities convertible or exchangeable for our capital stock), PTI's preferred stockholders and Mr. Schaeffer will have the right to purchase their pro rata share of the newly issued securities. In addition, in the event that any of our preferred stockholders or Mr. Schaeffer elects not to purchase his or its pro rata share of the newly issued securities, the remaining preferred stockholders and Mr. Schaeffer will have the right to purchase those shares as well.

TRANSFER RESTRICTIONS

     Mr. Schaeffer's ability to transfer his shares of our capital stock will be subject to restrictions under our stockholders agreement. He is prohibited from making any transfers other than specifically enumerated "Permitted Transfers." Those Permitted Transfers include:

     o Transfers made in accordance with specified provisions of our stockholders agreement which, among other things, grant a right of first refusal to our preferred stockholders with respect to the shares Mr. Schaeffer proposes to transfer.

     o Transfers by Mr. Schaeffer to his spouse or his children, to a trust he establishes for his spouse or children, upon his death, to a trust established under his will and other similar transfers, provided that the transferee enters into an enforceable written agreement that is satisfactory to us and to a majority of our preferred stockholders, providing that the shares transferred by Mr. Schaeffer remain subject to our stockholders agreement.

     o Transfers that constitute a bona fide pledge or other granting of a security interest in Mr. Schaeffer's shares of our stock to secure a loan for borrowed money, subject to specified restrictions, including limitations on the purpose of any such loan, the minimum net assets of the lending institution, and a review of the applicable loan documents by our outside counsel for compliance with the terms of our stockholders agreement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1) Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, and for the period August 25, 1995 (date of inception) to December 31, 1999

         Consolidated Statements of Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997, and for the period August 25, 1995 (date of inception) to December 31, 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997, and for the period August 25, 1995 (date of inception) to December 31, 1999

         Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998, 1997 and 1996, and for the period August 25, 1995 (date of inception) to December 31, 1997

         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

         All schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or notes thereto included elsewhere in this report.

(B)   REPORTS ON FORM 8-K.

      On November 9, 1999, the company announced that it had entered into agreements providing for strategic investments from Colonial Pipeline Company, Burlington Northern and Sante Fe Corporation (BNSF) and CSX Corporation.

(C)      EXHIBITS.

      The following exhibits are filed as a part of this Annual Report on Form 10-K:

   EXHIBIT NUMBERDESCRIPTION OF DOCUMENT

      ITEM 14              EXHIBITS
         3.1 (ii)          Amended and Restated Certificate of Incorporation of Pathnet, Inc.
                           and Certificate of Amendment to such Certificate of Incorporation.
         3.2 (ii)          Amended and Restated Bylaws of Pathnet Telecommunications, Inc.
         4.1 (i)           Indenture, dated as of April 8, 1998, between Pathnet, Inc.
                           and The Bank of New York, Inc. as Trustee


         4.4 (i)           Form of Note
         4.5 (i)           Pledge Agreement, dated as of April 8, 1998, among Pathnet,
                           Inc., The Bank of New York as Trustee and The Bank of New
                           York as the Securities Intermediary

       10.1 (i) (2)        Pathnet, Inc. 1995 Stock Option Plan
       10.2 (i) (2)        Pathnet, Inc. 1997 Stock Incentive Plan as amended by Amendment No. 1 to 1997 Stock Incentive Plan.
       10.3 (v)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet Telecommunications, Inc., Pathnet, Inc. and
                           The Burlington Northern Santa Fe Railway Company
       10.4 (v)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet Telecommunications, Inc., Pathnet, Inc. and
                           Colonial Pipeline Company
       10.5 (v)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet Telecommunications, Inc., Pathnet, Inc. and
                           CSX Transportation, Inc.
       10.6 (v)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet Telecommunications, Inc., Pathnet, Inc. and
                           The Preferred Stockholders of Pathnet, Inc.
       10.7 (v)            Contribution Agreement, dated as of November 2, 1999, by and among Pathnet Telecommunications, Inc., Pathnet, Inc. and
                           Common Stockholders of Pathnet, Inc.
       10.8 (v)            Contribution Agreement, dated November 4, 1999, by and among
                           Pathnet Telecommunications, Inc., Pathnet, Inc. and David
                           Schaeffer
       10.9 (i)            Warrant Agreement, dated as of April 8, 1998, between
                           Pathnet, Inc. and The Bank of New York, as warrant agent
       10.10 (i)           Warrant Registration Rights Agreement, dated as of April 8,
                           1998, among Pathnet, Inc., Spectrum Equity Investors, L.P.,
                           New Enterprise Associates VI, Limited Partnership, Onset
                           Enterprise Associates II, L.P., FBR Technology Venture
                           Partners, L.P., Toronto Dominion Capital (U.S.A.) Inc.,
                           Grotech Partners IV, L.P., Richard A. Jalkut, David
                           Schaeffer and the Initial Purchasers
       10.11 (i)           Lease Agreement, dated August 9, 1997, by and between
                           Pathnet, Inc. and 6715 Kenilworth Avenue General Partnership
                           relating to Pathnet Inc.'s offices in Georgetown, including
                           Amendment to Lease Agreement dated March 5, 1998, and Second
                           Amendment to Lease dated June 1, 1998
       10.12 (iii)         Amendment No. 3 to Lease Agreement, dated September 1, 1998, by and between Pathnet, Inc. and 6715 Kenilworth Avenue
                           General Partnership
       10.13 (i)           Notes Registration Rights Agreement, dated April 8, 1998, by and among Pathnet, Inc. and Merrill Lynch & Co., Merrill
                           Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns &
                           Co. Inc., TD Securities (USA) Inc. and Salomon Brothers
       10.14 (i) (2)       Employment Agreement, dated August 4, 1997, by and between


                           Pathnet, Inc. and Richard A. Jalkut, as amended by Amendment to Employment Agreement, dated April 6, 1998
       10.15 (vi) (2)      Letter Agreement, dated April 7, 1999, between Pathnet, Inc.
                           and Robert Rouse, relating to Mr. Rouse's employment with
                           Pathnet, Inc.
       10.16 (i) (2)       Non-Disclosure, Assignment of Inventions and Non Competition
                           Agreement, dated February 2, 1998, by and between Pathnet,
                           Inc. and Kevin Bennis.
       10.17 (viii)        Assignment and Acceptance, by and between Pathnet, Inc. and
                           Pathnet Telecommunications, Inc.
       10.18 (i) (2)       Non-Qualified Stock Option Agreement, dated August 4, 1997, by and between Pathnet, Inc. and Richard A. Jalkut
       10.19 (i) (2)       Non-Qualified Stock Option Agreement, dated October 31,
                           1997, by and between Pathnet, Inc. and David Schaeffer
       10.20 (viii) (3)    IXC Master Services Agreement, dated June 17, 1999, by and between IXC Communications Services, Inc. and Pathnet, Inc., as amended by Amendment No. 1 dated August 26, 1999 and
                           Amendment No. 2, dated October 13, 1999
       10.21 (viii) (3)    Capacity Agreement, dated August 10, 1999, between Frontier
                           Communications of the West, Inc. and Pathnet, Inc.
                           Collocation and Interconnection Agreements:
       10.22 (viii)        Collocation Agreement, dated July 29, 1999, by and between
                           BellSouth Telecommunications, Inc. and Pathnet, Inc.
       10.23 (viii)        Interim Collocation Agreement, dated August 12, 1999,
                           between U S West Communications, Inc. and Pathnet, Inc.
                           Equipment Supply Contracts:
       10.24 (i)           Master Agreement, dated August 8, 1997, between Pathnet,
                           Inc. and NEC America, Inc. as amended by Amendment No. 1 to
                           Master Agreement, dated November 9, 1997, Amendment No. 2 to
                           Master Agreement, dated April 2, 1998, Amendment No. 3 to
                           Master Agreement, dated May 4, 1998, and Amendment No. 4 to
                           Master Agreement, dated July 10, 1998
       10.25 (iii)         Amendment No. 5 to Master Agreement, dated November 20,
                           1998, by and between Pathnet, Inc. and NEC America, Inc.
       10.26 (i)           Purchase Agreement, dated July 1, 1995, between Andrew
                           Corporation and Path Tel, Inc., as amended by Amendment One, dated September 16, 1996 and Amendment Two, dated July 1,
                           1997
       10.27 (v)           Agreement, dated March 31, 1999, between Pacific Fiber Link,
                           LLC and Pathnet, Inc.
       10.28               (v)  Marketing  Agreement,   dated  March  31,  1999,
                           between Pacific Fiber Link, LLC and Pathnet, Inc.
       10.29 (v)           Dark Fiber Network Agreement, dated August 5, 1999, by and among Pathnet, Inc., Tri-State Generation and Transmission
                           Association, Inc., Empire Electric Association, Inc., La
                           Plata Electric Association, Inc., Delta-Montrose Electric
                           Association, Inc. and San Miguel Power Association, Inc.
       10.30 (viii)        Form of Letter agreement, dated November 4, 1999, by and


                           among Pathnet, Inc., David Schaeffer, Spectrum Equity
                           Investors, L.P., Spectrum Equity Investors II, L.P., New
                           Enterprise Associates VI, Limited Partnership and Grotech
                           Partners IV, L.P.
       10.31 (viii)        Licence of Marks, dated November 10, 1999, by and between
                           Pathnet, Inc. and Pathnet Telecommunications, Inc.
       10.32.1 (vii)       Investment and Stockholders Agreement, dated as of
                           October 31, 1997 (the "Investment and Stockholders Agreement")
                           by and among Pathnet, Inc. and certain stockholders of Pathnet, Inc.
       10.32.2 (vii)       Consent Waiver and Amendment, dated as of March 19, 1998,
                           relating to the Investment and Stockholders Agreement
       10.32.3 (vii)       Amendment No. 1 to the Investment and Stockholders Agreement
                           dated as of April 1, 1998.
       21.1 (1)            List of Subsidiaries of Pathnet Telecommunications, Inc.
       27.1 (1)            Financial Data Schedule
       99.1 (viii)         Consent of the Yankee Group
----------

     (i) Incorporated by reference to the corresponding exhibit to Pathnet, Inc.'s Registration Statement on Form S-1 (Registration No. 333-52247) filed by Pathnet, Inc. with the Securities and Exchange Commission (the "Commission") on May 8, 1998, as amended by Amendment No. 1 to such Registration Statement filed with the Commission on July 16, 1998, and as further amended by Amendment No. 2 to such Registration Statement filed with the Commission on July 27, 1998, and as further amended by Amendment No. 3 to such Registration Statement filed with the Commission on August 10, 1998.

     (ii) Incorporated by reference to Pathnet, Inc.'s Form 10-K (File No. 000-24745) filed by Pathnet, Inc. with the Commission on March 18, 1999.

     (iii)Incorporated by reference to Pathnet, Inc.'s Form 10-Q (File No. 000-24745) filed by Pathnet, Inc. with the Commission on May 17, 1999.

     (iv) Incorporated by reference to Pathnet, Inc.'s Form 10-Q (File No. 000-24745) filed by Pathnet, Inc. with the Commission on August 9, 1999.

     (v) Incorporated by reference to Pathnet, Inc.'s Form 10-Q (File No. 000-24745) filed by Pathnet, Inc. with the Commission on November 15, 1999.

     (vi) Incorporated by reference to Pathnet, Inc.'s Form 8-K (File No. 000-24745) filed by Pathnet, Inc. with the Commission on April 29, 1999.

     (vii)Incorporated by reference to the corresponding exhibit to Pathnet, Inc.'s Registration Statement on Form S-4 (Registration No. 333-53467) filed by Pathnet, Inc. with the Commission on May 22, 1998, as amended by Amendment No. 1 to such Registration Statement filed with the Commission on August 12, 1998, and as further amended by Amendment No. 2 to such Registration Statement filed with the Commission on August 21, 1998, and as further amended by Amendment No. 3 to such Registration Statement filed with the Commission on August 31, 1998.
          (viii) Incorporated by reference to the corresponding exhibit to Pathnet Telecommunications, Inc.'s Registration Statement on Form S-1 (Registration No. 333-91469) filed by Pathnet Telecommunications, Inc. with the Securities and Exchange Commission (the "Commission") on November 22, 1999, as amended by Amendment No. 1 to such Registration Statement filed with the Commission on December 16, 1999, and as further amended by Amendment No. 2 to such Registration Statement filed with the Commission on February 22, 2000.

     (1)  Filed herewith.

     (2)  Constitutes management contract or compensatory arrangement.

     (3) Certain portions of this exhibit have been omitted based on a request for confidential treatment filed separately with the Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on this 22nd day of February 2000.

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

    SIGNATURE                TITLE                            DATE

/s/  Richard A. Jalkut       Chief Executive Officer and      February 22, 2000
----------------------                   Director
Richard A. Jalkut

/s/  James M. Craig          Executive Vice-President         February 22, 2000
---------------------         Chief Financial Officer
James M. Craig                and Treasurer (Principal
                              Financial Officer and
                              Controller

/s/  Peter J. Barris         Director                         February 22, 2000
----------------------
Peter J. Barris

/s/ Kevin J. Marconi         Director                         February 22, 2000
----------------------
Kevin J. Maroni

/s/ Patrick J. Kerins        Director                         February 22, 2000
----------------------
Patrick J. Kerins



/s/ Stephen A. Reinstadtler  Director                         February 22, 2000
----------------------------
Stephen A. Reinstadtler

                         PATHNET, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----

         Report of Independent Accountants                                                                    F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998                                         F-3

         Consolidated  Statements of Operations for the years ended December 31,
            1999,  1998 and 1997,  and for the period  August 25,  1995 (date of inception) to
            December 31, 1999                                                                                 F-4

         Consolidated  Statements  of  Comprehensive  Loss for the  years  ended
            December 31, 1999, 1998 and 1997, and for the period August 25, 1995
            (date of inception) to December 31, 1999 F-5

         Consolidated  Statements of Cash Flows for the years ended December 31,
            1999,  1998 and 1997,  and for the period  August 25,  1995 (date of inception) to
            December 31, 1999                                                                                 F-6

         Consolidated  Statement of Stockholders' Equity (Deficit) for the years ended  December 31,  1999,  1998,  1997 and 1996,  and for the period
           August 25, 1995
           (date of inception) to December 31, 1999                                                           F-7

         Notes to Consolidated Financial Statements                                                           F-8


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Pathnet, Inc.

              In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pathnet, Inc. and its subsidiaries (a development stage enterprise) (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and for the period August 25, 1995 (date of inception) to December 31, 1999, in conformity accounting principles with generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP



McLean, VA
February 22, 2000

                         PATHNET, INC. AND SUBSIDIARIES
                         A Development Stage Enterprise
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,       December 31,
                                                                                                1999               1998
                                                                                            ------------       ------------

                                         ASSETS
Cash and cash equivalents                                                                   $ 90,661,837       $ 57,321,887
Note receivable                                                                                        -          3,206,841
Interest receivable                                                                            1,048,417          3,848,753
Marketable securities available for sale, at market                                           42,651,836         97,895,773
Prepaid expenses and other current assets                                                      1,437,464            205,505
                                                                                            ------------       ------------
      Total current assets                                                                   135,799,554        162,478,759
Property and equipment, net                                                                  131,928,365         47,971,336
Deferred financing costs, net                                                                  9,649,680         10,508,251
Restricted cash                                                                               16,452,916         10,731,353
Marketable securities available for sale, at market                                            5,088,458         71,899,757
Pledged marketable securities held to maturity                                                21,265,206         61,824,673
Other assets                                                                                     351,808                  -
                                                                                            ------------       ------------
     Total assets                                                                           $320,535,987      $ 365,414,129
                                                                                            ============       ============
                   LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                           AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                                            $ 18,543,195       $ 10,708,263
Accrued interest                                                                               8,932,293          8,932,294
Accrued expenses and other current liabilities                                                 3,113,181            639,688
                                                                                            ------------       ------------
   Total current liabilities                                                                  30,588,669         20,280,245
Commitments and contingences
12 1/4% Senior Notes, net of unamortized bond discount of $3,378,375 and $3,787,875
   respectively                                                                              346,621,625        346,212,125
Other noncurrent liabilities                                                                   3,092,779                  -
                                                                                            ------------       ------------
   Total liabilities                                                                         380,303,073        366,492,370
                                                                                            ------------       ------------
Series A convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding at December 31, 1999 and 1998, respectively (liquidation preference
  $1,000,000)                                                                                  1,000,000          1,000,000
Series B convertible preferred stock, $0.01 par value, 1,651,046 shares authorized, issued and outstanding at December 31, 1999 and 1998, respectively (liquidation preference
  $5,033,367)                                                                                  5,008,367          5,008,367
Series C convertible preferred stock, $0.01 par value, 2,819,549 shares authorized, issued and outstanding at December 31, 1999 and 1998, respectively (liquidation preference
  $30,000,052)                                                                                29,961,272         29,961,272
                                                                                            ------------       ------------
   Total mandatorily redeemable preferred stock                                               35,969,639         35,969,639
                                                                                            ------------       ------------
Common stock, $0.01 par value, 60,000,000 shares authorized, 3,068,218 and 2,902,358
  shares issued and outstanding                                                                   30,682             29,024
Deferred compensation                                                                           (441,760)          (978,064)
Additional paid-in capital                                                                     6,264,362          6,156,406
Accumulated other comprehensive (loss) income                                                    (90,240)           208,211
Deficit accumulated during the development stage                                            (101,499,769)       (42,463,457)
                                                                                            ------------       ------------
   Total stockholders' equity (deficit)                                                      (95,736,725)       (37,047,880)
                                                                                            ------------       ------------
     Total liabilities, mandatorily redeemable preferred stock and stockholders'
       equity (deficit)                                                                     $320,535,987       $365,414,129
                                                                                            ============       ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         PATHNET, INC. AND SUBSIDIARIES
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            FOR THE PERIOD
                                                                          FOR THE YEAR ENDED               AUGUST 25, 1995
                                                                            DECEMBER 31,                 (DATE OF INCEPTION)
                                                          ---------------------------------------------    TO DECEMBER 31,
                                                             1999              1998             1997             1999
                                                          ------------    ------------     ------------     -------------
Revenue                                                   $  3,311,096    $  1,583,539        $ 162,500       $ 5,058,135
                                                          ------------    ------------     ------------     -------------
Operating expenses:
     Cost of revenue                                        12,694,909       7,547,620               --        20,242,529
     Selling, general and administrative                    14,669,747       9,615,867        4,247,101        30,295,096
     Contribution and reorganization expenses                1,022,998              --               --         1,022,998
     Depreciation expense                                    6,204,381         732,813           46,642         6,993,212
                                                          ------------    ------------     ------------     -------------
        Total operating expenses                            34,592,035      17,896,300        4,293,743        58,553,835
                                                          ------------    ------------     ------------     -------------
Net operating loss                                         (31,280,939)    (16,312,761)      (4,131,243)      (53,495,700)
Interest expense                                           (41,010,069)    (32,572,454)              --       (73,997,880)
Interest income                                             13,111,953      13,940,240          159,343        27,227,189
Write-off of initial public offering costs                          --      (1,354,534)              --        (1,354,534)
Other income (expense), net                                    142,743           2,913           (5,500)          140,156
                                                          ------------    ------------     ------------     -------------
        Net loss                                          $(59,036,312)   $(36,296,596)    $ (3,977,400)    $(101,480,769)
                                                          ============    ============     ============     =============
Basic and diluted loss per
     common share                                         $     (20.14)   $     (12.51)    $      (1.37)
                                                          ============    ============     ============
     common shares outstanding                               2,931,644       2,902,029        2,900,000
                                                          ============    ============     ============



                ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         PATHNET, INC. AND SUBSIDIARIES
                         A Development Stage Enterprise
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                            FOR THE PERIOD
                                                                          FOR THE YEAR ENDED               AUGUST 25, 1995
                                                                            DECEMBER 31,                 (DATE OF INCEPTION)
                                                          ---------------------------------------------    TO DECEMBER 31,
                                                             1999              1998             1997             1999
                                                          ------------    ------------     ------------     -------------
Net loss                                                  $(59,036,312)   $(36,296,596)    $ (3,977,400)    $ 101,480,769)

Other comprehensive (loss) income:
    Net unrealized (loss) gain on marketable
       securities available for sale                          (298,451)        208,211               --           (90,240)
                                                          ------------    ------------     ------------     -------------
Comprehensive loss                                        $(59,334,763)   $(36,088,385)    $ (3,977,400)    $(101,571,009)
                                                          ============    ============     ============     =============


                ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONSOLIDATED FINANCIAL STATEMENTS.

                         PATHNET, INC. AND SUBSIDIARIES
                         A Development Stage Enterprise
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             FOR THE PERIOD
                                                                                                             AUGUST 25, 1995
                                                                                  FOR THE YEAR ENDED       (DATE OF INCEPTION)
                                                                                     DECEMBER 31,            TO DECEMBER 31,
                                                                 ------------------------------------------  ---------------
                                                                       1999            1998          1997           1999
                                                                 -------------- ------------- -------------  ---------------
Cash flows from operating activities:
   Net loss                                                      $  (59,036,312)$ (36,296,596) $ (3,977,400)  $ (101,480,769)
   Adjustment to reconcile net loss to net cash used in
    operating activities:
     Depreciation expense                                             6,204,381       732,813        46,642        6,993,212
     Amortization of deferred financing costs                         1,138,722       842,790             -        1,981,512
     Loss on sale of equipment                                           17,370             -         5,500           22,870
     Gain on sale of marketable securities                             (157,983)            -             -         (157,983)
     Write-off of deferred financing costs                                    -       581,334             -          581,334
     Interest expense resulting from amortization of discount on
       the bonds payable                                                409,500       307,125             -          716,625
     Amortization of premium on pledged securities                      537,251             -             -          537,251
     Amortization of deferred compensation                              536,304       701,295             -        1,237,599
     Interest expense for beneficial conversion feature of
       bridge loan                                                            -             -             -          381,990
     Accrued interest satisfied by conversion of bridge loan to
       Series B convertible preferred stock                                   -             -             -           33,367
   Changes in assets and liabilities:
     Interest receivable                                              3,370,552    (4,846,952)            -       (1,476,400)
     Prepaid expenses and other assets                               (1,583,767)     (156,935)      (46,876)      (1,789,272)
     Accounts payable                                                   689,533         6,709       386,106        1,197,147
     Accrued interest                                                         -     8,932,294             -        8,932,294
     Accrued expenses and other liabilities                           2,816,674       339,688       269,783        3,456,361
                                                                 -------------- ------------- -------------  ---------------
       Net cash used in operating activities                        (45,057,775)  (28,856,435)   (3,316,245)     (78,832,862)
                                                                 -------------- ------------- -------------  ---------------
Cash flows from investing activities:
   Expenditures for network in progress                             (79,378,740)  (33,619,342)   (1,739,782)    (114,737,864)
   Expenditures for property and equipment                             (910,668)   (2,769,076)     (381,261)      (4,116,561)
   Proceeds on sale of equipment                                          5,624             -             -            5,624
   Sale and maturity of marketable securites available for sale     170,446,259    51,542,384             -      221,988,643
   Purchase of marketable securities available for sale             (48,531,491) (221,129,703)            -     (269,661,194)
   Purchase of marketable securities pledged as collateral                    -   (83,097,655)            -      (83,097,655)
   Sale of pledged marketable securities held to maturity            39,452,000    22,271,181             -       61,723,181
   Restricted cash                                                   (5,721,563)   (9,971,142)     (760,211)     (16,452,916)
   Issuance of note receivable                                                -    (3,206,841)            -       (3,206,841)
   Repayment of note receivable                                       3,206,841         9,000             -        3,215,841
                                                                 -------------- ------------- -------------  ---------------
       Net cash provided by (used in) investing activities           78,568,262  (279,971,194)   (2,881,254)    (204,339,742)
                                                                 -------------- ------------- -------------  ---------------
Cash flows from financing activities:
   Issuance of voting and non-voting common stock                             -             -             -            1,000
   Proceeds from sale of preferred stock                                      -    19,999,998    12,000,054       35,000,052
   Proceeds from sale of Series B convertible preferred stock representing the conversion of committed but undrawn portion
     of bridge loan to Series B convertible preferred stock                   -             -             -          300,000
   Proceeds from bond offering                                                -   350,000,000             -      350,000,000
   Proceeds from bridge loan                                                  -             -             -          700,000
   Exercise of employee common stock options                            109,614            81             -          109,695
   Payment of issuance costs for preferred stock offerings                    -             -       (38,780)         (63,780)
   Payment of deferred financing costs                                 (280,151)  (11,681,947)     (250,428)     (12,212,526)
                                                                 -------------- ------------- -------------  ---------------
       Net cash provided by (used in) financing activities             (170,537)  358,318,132    11,710,846      373,834,441
                                                                 -------------- ------------- -------------  ---------------
Net increase in cash and cash equivalents                            33,339,950    49,490,503     5,513,347       90,661,837
Cash and cash equivalents at the beginning of period                 57,321,887     7,831,384     2,318,037                -
                                                                 -------------- ------------- -------------  ---------------
Cash and cash equivalents at the end of period                   $   90,661,837 $  57,321,887  $ 7,831,384    $   90,661,837
                                                                 ============== ============= =============  ===============
Supplemental disclosure:
   Cash paid for interest                                        $   43,081,220 $  22,271,234 $           -  $    65,352,454
                                                                 ============== ============= =============  ===============
   Noncash investing & financing transactions:
    Conversion of bridge loan plus accrued interest to
      Series B preferred stock                                   $            - $           - $           -  $       733,367
                                                                 ============== ============= =============  ===============
    Conversion of non-voting common stock to voting common stock $            - $           - $           -  $           500
                                                                 ============== ============= =============  ===============
    Issuance of voting and non-voting common stock               $            - $           - $           -  $         9,000
                                                                 ============== ============= =============  ===============
    Acquisition of network equipment financed by accounts
      payable                                                    $   20,095,646 $  10,200,650 $   5,092,013  $    20,095,646
                                                                 ============== ============= =============  ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          PATHNET INC. AND SUBSIDIARIES
                         A Development Stage Enterprise
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                         NOTE                                 ACCUMULATED
                                                                      RECEIVABLE                  ADDITIONAL     OTHER
                                                     COMMON STOCK        FROM       DEFERRED        PAID-IN  COMPREHENSIVE
                                                  SHARES     AMOUNT   STOCKHOLDER COMPENSATION      CAPITAL       LOSS
                                                  --------- --------- ----------- ------------    ---------- -------------
Balance at August 25, 1995 (date of inception)           -- $      -- $        -- $         --    $       -- $          --
                                                  1,450,000    14,500      (4,500)          --            --            --
Issuance of Non-voting common stock               1,450,000    14,500      (4,500)          --            --            --
Net loss                                                 --        --          --           --            --            --
                                                         --        --          --           --            --            --
   Balance at December 31, 1995                   2,900,000    29,000      (9,000)          --            --            --
Cancellation of Non-voting common stock          (1,450,000)  (14,500)         --           --            --            --
Issuance of Voting common stock                   1,450,000    14,500          --           --            --            --
Interest expense for beneficial conversion
   feature of bridge loan                                --        --          --           --       381,990            --
Net loss                                                 --        --          --           --            --            --
                                                  --------- --------- ----------- ------------    ---------- -------------
   Balance at December 31, 1996                   2,900,000    29,000      (9,000)          --       381,990            --
Net loss                                                 --        --          --           --            --            --
                                                  --------- --------- ----------- ------------    ---------- -------------
   Balance at December 31, 1997                   2,900,000    29,000      (9,000)          --       381,990            --
Exercise of stock options                             2,358        24           -           --            57            --
Repayment of note receivable                             --        --       9,000           --            --            --
Deferred compensation expense related to issuance
    of employee common stock options                     --        --          --   (1,679,359)   1,679,359             --
Amortization of compensation expense related to
   issuance of employee common stock options             --        --          --      701,295            --            --
Fair value of warrants to purchase common
   stock                                                 --        --          --           --    4,095,000             --
Net unrealized gain on marketable securities
   available for sale                                    --        --          --           --            --        208,211
Net loss                                                 --        --          --           --            --            --
                                                  --------- --------- ----------- ------------    ---------- -------------
   Balance at December 31, 1998                   2,902,358 $  29,024 $        -- $   (978,064) $ 6,156,406      $ 208,211
Exercise of stock options                           165,860     1,658          --           --      107,956             --
Amortization of compensation expense related to
   issuance of employee common stock options             --        --          --      536,304            --            --
Net unrealized gain on marketable securities
   available for sale                                    --        --          --           --            --      (298,451)
Net loss                                                 --        --          --           --            --            --
                                                  --------- --------- ----------- ------------    ---------- -------------
   Balance at December 31, 1999                   3,068,218 $  30,682 $        -- $   (441,760)$ 6,264,362       $ (90,240)
                                                  ========= ========= =========== ============    ========== =============

                                                       DEFICIT
                                                     ACCUMULATED    ACCUMULATED
                                                        OTHER          DURING
                                                    COMPREHENSIVE   DEVELOPMENT
                                                        STAGE          TOTAL
                                                    -------------   -----------
Balance at August 25, 1995 (date of inception)      $          --   $        --
                                                           (9,500)           500
Issuance of Non-voting common stock                        (9,500)           500
Net loss                                                 (426,826)      (426,826)
                                                    -------------   ------------
   Balance at December 31, 1995                          (445,826)      (425,826)
Cancellation of Non-voting common stock                        --        (14,500)
Issuance of Voting common stock                                --         14,500
Interest expense for beneficial conversion
   feature of bridge loan                                      --        381,990
Net loss                                               (1,743,635)    (1,743,635)
                                                    -------------   -------------
   Balance at December 31, 1996                        (2,189,461)    (1,787,471)
Net loss                                               (3,977,400)    (3,977,400)
                                                    -------------   ------------
   Balance at December 31, 1997                        (6,166,861)    (5,764,871)
Exercise of stock options                                      --             81
Repayment of note receivable                                   --          9,000
Deferred compensation expense related to issuance
  of employee common stock options                             --             --
Amortization of compensation expense related to
   issuance of employee common stock options                   --        701,295
Fair value of warrants to purchase common
   stock                                                       --      4,095,000
Net unrealized gain on marketable securities
   available for sale                                          --        208,211
Net loss                                              (36,296,596)   (36,296,596)
                                                    -------------   ------------
   Balance at December 31, 1998                     $ (42,463,457)  $(37,047,880)
Exercise of stock options                                      --        109,614
Amortization of compensation expense related to
   issuance of employee common stock options                   --        536,304
Net unrealized gain on marketable securities
   available for sale                                          --       (298,451)
Net loss                                              (59,036,312)   (59,036,312)
                                                    -------------   ------------
   Balance at December 31, 1999                     $(101,499,769)  $(95,736,725)
                                                    =============   ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.       THE COMPANY

     Pathnet, Inc. (Company) is wholesale telecommunications provider building a nationwide network designed to provide other wholesale and retail telecommunications service providers with access to underserved and second and third tier markets throughout the United States. The Company's network will enable its customers including ILECs, IXCs, ISPs, CLECs, cellular operators and resellers to offer additional services to new and existing customers in these markets without having to expend their own resources to build, expand, or upgrade their own networks.

     During 1999, Pathnet continued to construct and deploy digital networks utilizing both wireless and fiber-optic technologies. Pursuant to its agreement with Worldwide Fiber USA (WFI), the Company began to construct and market a multi-conduit fiber-optic network between Chicago, Illinois and Denver, Colorado during the second quarter. In August 1999, the Company announced it will co-develop a 400 mile fiber network connecting Grand Junction, Colorado to Albequerque, New Mexico with Tri State Generation and Transmission Association, Inc. (Tri-State). In November 1999, Pathnet signed an agreement with Caprock Communications (CapRock) to construct a 350 mile multi-conduit, fiber network between Albuquerque, New Mexico and El Paso, Texas.

     As of December 31, 1999, the Company's network consisted of over 6,300 wireless route miles providing wholesale transport services to 30 cities and 500 miles of installed fiber. The Company is constructing an additional 600 route miles of fiber network, which is scheduled for completion in the first half of 2000.

     Since inception, the Company's business has been funded primarily through equity investments by the Company's stockholders and $350.0 million aggregate principal amount of 12 1/4% Senior Notes due 2008 (Senior Notes) which have been registered under the Securities Act of 1933, as amended.

     A substantial portion of the Company's initial activities involved developing strategic relationships with co-developers such as railroads, pipelines and utilities and building its network. Accordingly, most of its earlier revenues reflected only project management and advisory services in connection with the design, development and construction of its network. Revenues derived from the sale of telecommunication services along the Company's digital network are approximately 51% to date. The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it is able to generate revenue sufficient to cover its operating expenses

2.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

     The Company recently commenced providing telecommunication services to customers and recognizing the revenue from the sale of such telecommunication services. The Company's principal activities to date have been securing contractual alliances with its co-development partners, designing and constructing network path segments, obtaining capital and planning its proposed service. Accordingly, the Company's consolidated financial statements are presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stage Enterprises." As a development stage enterprise, the Company has been relying on the issuance of equity and debt securities, rather than recurring revenues, for its primary sources of cash since inception.

   CONSOLIDATION

     The consolidated financial statements include the accounts of Pathnet, Inc. and its wholly-owned subsidiaries, Pathnet/Idaho Power License, LLC, Pathnet Fiber Optics, LLC and Pathnet/Idaho Power Equipment, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

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

LOSS PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding during the applicable period. For each of the periods presented, basic and diluted loss per share are the same. The exercise of 2,675,597 employee Common Stock options, the exercise of warrants to purchase 1,116,500 shares of Common Stock, and the conversion of 5,470,595 shares of Series A, B and C convertible preferred stock into 15,864,715 shares of Common Stock as of December 31, 1999, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive in each case.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company believes that the carrying amount of certain of its financial instruments, which include cash equivalents and accounts payable, approximate fair value due to the relatively short maturity of these instruments. As of December 31, 1999, the fair value of the Company's 12 1/4% Senior Notes was approximately $220.5 million.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities and associated interest receivable, note receivable, and restricted cash. Marketable securities and associated interest receivable include U.S. Treasury securities and debt securities of U.S. Government agencies,

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

certificates of deposit and money market funds, and corporate debt securities. The Company has invested its excess cash in a money market fund with a commercial bank. The money market fund is collateralized by the underlying assets of the fund. The Company's restricted cash is maintained in an escrow account (see note 7) at a major bank. The Company has not experienced any losses on its cash and cash equivalents and restricted cash.

MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has classified certain securities as held to maturity pursuant to a pledge agreement. Held to maturity securities are stated at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investments in equity securities. Securities are classified as current or noncurrent based on the maturity date. Securities available for sale are carried at fair value based on quoted market prices at the balance sheet date, with unrealized gains and losses reported as part of accumulated other comprehensive income (loss).

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

PROPERTY AND EQUIPMENT

     Property and equipment, consisting of network in progress, communications network, office and computer equipment, furniture and fixtures and leasehold improvements, is stated at cost. Network in progress costs incurred during development, including interest, are capitalized. Depreciation of the completed communications network commences when the network equipment is ready for its intended use and is computed using the straight-line method with estimated useful lives of network assets ranging between three to twenty years. Depreciation of the office and computer equipment and furniture and fixtures is computed using the straight-line method, generally over three to five years, based upon estimated useful lives, commencing when the assets are available for service. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or disposed, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period.

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

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Revenue from the sale of telecommunications capacity includes revenue earned under indefeasible right to use agreements. The Company recognizes revenue earned under such agreements on a straight-line basis over their term.

DEFERRED FINANCING COSTS

     The Company has incurred costs related to the Debt Offering together with costs associated with obtaining future debt financing arrangements. Such costs are amortized over the term of the debt or financing arrangement other than when financing has not been obtained, in which case, the costs are expensed immediately.

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information"(SFAS No.
131). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's current operations comprise only one segment, the sale of telecommunications capacity, and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.

3.       MARKETABLE SECURITIES

     The Company's marketable securities are considered "available for sale," and, as such, are stated at market value. The net unrealized gains and losses on marketable securities are reported as part of accumulated other comprehensive income (loss). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following is a summary of the investments in marketable securities at December 31, 1999:

                                                                              GROSS UNREALIZED
                                                         COST               GAINS        LOSSES             MARKET VALUE
                                                         ----               -----        ------             ------------
  Available for sale securities:
    U.S. Treasury securities and debt securities
      of U.S. Government agencies                    $       19,363,417 $        --  $     59,490   $       19,303,927
    Corporate debt securities                                26,959,695       8,800        30,088           26,938,407
    Debt Securities issued by foreign
      governments                                             1,507,422        --           9,462            1,497,960
                                                     ------------------ -----------  ------------   ------------------
                                                     $       47,830,534 $     8,800  $     99,040   $       47,740,294
                                                     ================== ===========  ============   ==================

     Gross realized gains on sales of available for sale securities were approximately $158,000 during the year ended December 31, 1999. Gross realized gains and gross realized losses on sales of available for sale securities were immaterial during the year ended December 31, 1998.

     The amortized cost and market value of available for sale securities by contractual maturity at December 31, 1999 is as follows:

                                                  COST        MARKET VALUE
   Due in one year or less                $   42,688,416      $ 42,651,835
   Due after one year through two years        5,142,118         5,088,459
                                          --------------      ------------
                                          $   47,830,534      $ 47,740,294
                                          ==============      ============

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

     In addition to  marketable  securities,  the  Company  has  investments  in pledged marketable securities that are pledged as collateral for repayment of interest on the Company's Senior Notes through April 2000 (see note 8) and are classified as non-current assets on the consolidated balance sheet. As of December 31, 1999, pledged marketable securities consisted of U.S. Treasury securities classified as held to maturity with an amortized cost of approximately $20.8 million, interest receivable on pledged marketable securities of approximately $356,000 and cash and cash equivalents of approximately $112,000. All of the investments contractually mature by March 31, 2000.

4.       NOTE RECEIVABLE

     In 1998, under the terms of a promissory note with an incumbent, the Company agreed to advance up to $10.0 million principal for the purpose of funding the incumbent's equipment expenditures under a Fixed Point Microwave Services agreement. Equipment expenditures initially incurred by the Company were recharged at cost to the incumbent as principal under the promissory note. The principal amount of the promissory note was paid during 1999.

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.       PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, is comprised of the following at December 31, 1999 and 1998:

                                               1999                   1998
                                         -----------------         ---------

     Network in progress                 $      63,123,322      $    38,669,088
     Communications network                     71,604,029            6,890,686
     Office and computer equipment               2,262,935            2,267,647
     Furniture and fixtures                      1,555,771              766,013
     Leasehold improvements                        337,181              166,733
                                          ----------------      ---------------
                                               138,883,238           48,760,167
     Less: accumulated depreciation             (6,954,873)            (788,831)
                                        ------------------      ---------------
     Property and equipment, net         $     131,928,365      $    47,971,336
                                        ==================      ===============

     Network in progress includes (i) all direct material and labor costs together with related allocable interest costs, necessary to construct components of a high capacity digital wireless and fiber optic network, and (ii) network related inventory parts and equipment. The network in progress balance as of December 31, 1999 includes approximately $36.8 million for costs incurred under the Company's agreement with WFI to construct a digital fiber optic network and $2.7 million for a right of use under an agreement with Northern Border Pipeline for microwave access. When a portion of the network has been completed and made available for use by the Company, the accumulated costs are transferred from network in progress to communications network and depreciated.

6.       DEFERRED FINANCING COSTS

     During 1998, the Company incurred total issuance costs of approximately $11.3 million in connection with the Debt Offering. For the year ended December 31, 1999 and 1998, amortization of the costs of approximately $1.1 million and $843,000 was charged to interest expense, respectively.

7.       RESTRICTED CASH

     Restricted cash comprises amounts held in escrow to collateralize the Company's obligations under certain of its development agreements. The funds in each escrow account are available only to fund the projects to which the escrow is related. Generally, funds are released from escrow to pay project costs as incurred. During the year ended December 31, 1999, the Company deposited approximately $13.4 million in escrow and $7.7 million was released from escrow. During the year ended December 31, 1998, the Company deposited approximately $10.3 million in escrow and no funds were released from escrow.

8.       LONG-TERM DEBT

     During 1998, the Company completed the Debt Offering for total gross proceeds of $350.0 million less total issuance costs of approximately $11.3 million. Upon issuance, approximately $345.9 million of the gross proceeds was allocated to the Senior Notes and approximately $4.1 million was allocated to the Warrants based upon estimated fair values. The Warrants expire on April 15,

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2008.  The  estimated  value  attributed  to the Warrants has been recorded as a discount on the face value of the Senior Notes and as additional paid-in capital. This discount is amortized as an increase to interest expense and the carrying value of the debt over the related term using the interest method. The Company has recorded approximately $410,000 and $307,000 of expense for the years ended December 31, 1999 and 1998, respectively, related to the amortization of this discount. Interest on the Senior Notes accrues at an annual rate of 12 1/4 %, payable semiannually, in arrears, beginning October 15, 1998, with principal due in full on April 15, 2008. For the years ended December 31, 1999 and 1998, interest on the Senior Notes was approximately $42.9 million and $31.3 million, respectively, of which approximately $3.6 million and $362,000, respectively, was capitalized as network under development. The Company used approximately $81.1 million of the proceeds related to the Debt Offering to purchase U.S. Government debt securities, which are restricted and pledged as collateral for repayment of all interest due on the Senior Notes through April 15, 2000. The Senior Notes are redeemable, in whole or part, at any time on or after April 15, 2003 at the option of the Company, at the following redemption prices plus accrued and unpaid interest (i) on or after April 15, 2003; 106% of the principal amount, (ii) on or after April 15, 2004; 104% of the principal amount, (iii) on or after April 15, 2005; 102% of the principal amount and (iv) on or after April 15, 2006; 100% of the principal amount. In addition, at any time prior to April 15, 2001, the Company may redeem within sixty days, with the net cash proceeds of one or more public equity offerings, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 112.25% of the principal amount plus accrued and unpaid interest provided that at least 65% of the original principal amount of the Senior Notes remain outstanding. Upon a change in control, as defined, each holder of the Senior Notes may require the Company to repurchase all or a portion of such holder's Senior Notes at a purchase price of cash equal to 101% of the principal amount plus accrued and unpaid interest and liquidated damages if any.

     The Senior Notes contain certain covenants which restrict the activities of the Company including limitations of indebtedness, restricted payments, issuances and sales of capital stock, affiliate transactions, liens, guarantees, sale of assets and dividends.

9.       CAPITAL STOCK TRANSACTIONS

COMMON STOCK

     The initial capitalization of the Company, on August 25, 1995, occurred through the issuance by the Company of 1,450,000 shares of voting common stock and 1,450,000 shares of non-voting common stock.

     On May 8, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of common stock (Initial Public Offering). The Company's susequently postponed the Initial Public Offering. In relation to the postponement of the Initial Public Offering, the Company wrote off approximately $1.4 million in expenses, consisting primarily of legal and accounting fees, printing costs, and Securities and Exchange Commission and Nasdaq Stock Market fees. On July 24, 1998, the Company's stockholders approved a 2.9-for-1 stock split which was effected on August 3, 1998, the record date. All share information has been adjusted for this stock split for all periods presented.

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     On December 23, 1996, the Company consummated a private offering of 609,756 shares of Series B convertible preferred stock for $2,000,000 less issuance costs of $25,000 pursuant to the Investment and Stockholders' Agreement. In addition, simultaneously, the $700,000 bridge loan plus $33,367 of accrued interest was converted into 306,242 shares of Series B convertible preferred stock. The Company recognized $271,107 of interest expense to account for the beneficial conversion feature of the bridge loan. In addition, $300,000 representing the committed but undrawn portion of the bridge loan, was paid to the Company for the sale of 125,292 shares of Series B convertible preferred stock at a discounted rate. The Company recognized $110,883 of interest expense to account for the beneficial conversion feature of the committed but undrawn bridge loan. On June 18, 1997, pursuant to the Investment and Stockholders' Agreement, the Company received an additional $2,000,000 in a second closing in exchange for 609,756 shares of Series B convertible preferred stock. There were no issuance costs associated with the second closing.

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

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

10.      STOCK OPTIONS

     On August 25,  1995,  the Company  adopted the 1995 Stock Option Plan (1995
Plan), under which incentive stock options and non-qualified stock options could be granted to the Company's employees and certain other persons and entities in accordance with law. The Compensation Committee, which administers the 1995 Plan, determined the number of options granted, the vesting period and the exercise price of each award made under the 1995 Plan. The 1995 Plan will terminate August 28, 2005 unless terminated earlier by the Board of Directors. During 1998, the Compensation Committee determined that no further awards would be granted under the 1995 Plan.

     Options granted to date under the 1995 Plan generally vest over a three year period and expire either 30 days after termination of employment or 10 years after date of grant. As of December 31, 1999, a total of 70,731 non-qualified stock options and 353,662 incentive stock options were issued and outstanding at an exercise price of $0.03 per share, an amount estimated to equal or exceed the per share fair value of the common stock at the time of grant. As of December 31, 1999, the options issued at an exercise price of $0.03 had a weighted average contractual life of 5.7 years. As of December 31, 1999, 424,393 of the options issued at an exercise price of $0.03 were exercisable.

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

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

death, (3) three months after the date of the participant's resignation, (4) on the date of the participant's termination with cause or (5) on the date of any material breach of any confidentiality or non-competition covenant or agreement entered into between the participant and the Company.

     The options issued on October 31, 1997, at $3.67, vest on October 31, 2004 provided, however (i) if the Company has met 80% of its revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) budget for the calendar year ended December 31, 1998, which budget is approved by the Board of Directors of the Company, 50% of the shares covered by the options shall vest and become exercisable on January 1, 1999, (ii) if the Company has met 80% of its revenue and EBITDA budget for the calendar year ended December 31, 1999, which budget is approved by the Board of Directors of the Company, the remaining 50% of the shares covered by the options shall vest and become exercisable on January 1, 2000, and (iii) in the event that the first 50% of the shares covered by the options did not vest on January 1, 1999 as set forth in (i) above and the Company not only meets 80% of its revenue and EBITDA budget for the year ended December 31, 1999 but exceeds 80% of its revenue and EBITDA budget for the year ended December 31, 1999, which budget is approved by the Board of Directors of the Company, in an amount at least equal to the deficiency that occurred in the year ended December 31, 1998, 100% of the shares covered by the options shall vest and become exercisable on January 1, 2000. Unvested and uncancelled options issued at $3.67 immediately become fully vested and exercisable upon a change of control or a qualified public offering, as defined in the option agreement. In an agreement dated November 4, 1999, 107,389 options became fully vested at $3.67 per share and the remaining options were cancelled.

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

     As of December 31, 1999, a total of 2,251,204 non-qualified options were issued and outstanding, 1,119,957 at an exercise price of $1.13 per share, 197,110 at an exercise price of $3.67 per share and 934,137 at an exercise price of $5.20 per share. As of December 31, 1999, a total of 976,785 non-qualified options were exercisable, 761,921 at an exercise price of $1.13 per share, 129,818 at an exercise price of $3.67 per share and 85,046 at an exercise price of $5.20 per share. As of December 31, 1999, the weighted average contractual life of the options issued at $1.13, $3.67 and $5.20 was 7.7, 8.1 and 9.2 years, respectively.

     During the year ended December 31, 1998, 667,373, 89,721 and 350,000 options were issued at an exercise price of $1.13, $3.67 and $5.20 per share, respectively. The estimated fair value of the Company's underlying common stock in each case was determined to be $1.99, $16.00 and $5.20 per share, respectively. Accordingly, the Company calculated deferred compensation expense of approximately $1.7 million related to these options to be recognized as compensation expense over their vesting period. The compensation expense recognized during the years ended December 31, 1999 and 1998 was approximately $536,000 and $701,000, respectively.

     During the year ended December 31, 1999, 726,450 options were issued at an exercise price of $5.20 per share representing the estimated fair value of the Company's underlying common stock.

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          Stock option activity was as follows:

                                                        1995 PLAN                       1997 PLAN
                                             -----------------------------------   ----------------
                                                              NON-                   NON-                     WEIGHTED
                                               INCENTIVE    QUALIFIED             QUALIFIED                    AVERAGE
                                                 STOCK       STOCK                  STOCK                      EXERCISE
                                                OPTIONS     OPTIONS      PRICE     OPTIONS         PRICE        PRICE
                                                -------     -------      -----     -------         -----        -----

    Options outstanding, December 31, 1996       424,395      77,805  $   0.034           --          --       $  0.034
    Granted                                           --          --         --    1,289,167    $1.13-$3.67    $  1.980
    Exercised                                         --          --         --           --          --           --
    Canceled                                          --          --         --           --          --           --
                                                 -------     --------              ---------
    Options outstanding, December 31, 1997       424,395      77,805     $0.034    1,289,167    $1.13-$3.67    $  1.430

    Options granted                                   --          --         --    1,107,094    $1.13-$5.20    $  2.622
    Options exercised                                 --      (2,358)    $0.034           --            --          --
    Options cancelled                                 --      (4,716)    $0.034       (5,554)   $1.13-$5.20    $  3.145
                                                 -------     -------               ---------
     Options outstanding at December 31, 1998     424,395     70,731     $0.034    2,390,707    $1.13-$5.20    $  1.888

    Options granted                                   --          --         --      726,450       $5.20       $ 5.2000
    Options exercised                            (70,733)         --     $0.034      (95,127)   $0.03-$1.13    $ 0.6609
    Options cancelled                                 --          --         --     (770,826)   $1.13-$5.20    $2.9313
                                                 -------    --------               ---------
    Options outstanding at December 31, 1999     353,662      70,731     $0.034    2,251,204    $1.13-$5.20     $2.5636
                                                 =======    ========               =========

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


                                                YEAR ENDED DECEMBER 31,
                                             1997        1998          1999
                                             ----        ----          ----

      Net loss as reported              $59,036,312   $36,296,596   $3,977,400
      Pro forma net loss                $59,222,962   $36,859,594   $3,978,164
      Basic and diluted net loss per
          share as reported.                $(20.14)      $(12.51)      $(1.37)
      Pro forma basic and diluted net
          loss per share                    $(20.20)      $(12.70)      $(1.37)

     The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1998 and 1997, respectively: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 5.18 % and 6.55% and expected terms of 5.5 and 5.0 years. The following weighted average assumptions were used for grants during the year ended December 31, 1999: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 5.16% and expected terms of 5.8 years.

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     As  of  December  31,  1999  and  1998,  the  weighted  average   remaining
contractual life of the options is 7.9 years and 8.6 years, respectively.

11.      VENDOR AGREEMENTS

     Pursuant to a Master Agreement entered into by the Company and NEC on August 8, 1997, as amended, the Company has the option to acquire, by March 31, 2003, a total of $200 million worth of certain equipment, services and licensed software to be used by the Company in its network under pricing and payment terms that the Company believes are favorable. In addition, NEC has agreed, subject to certain conditions, to warranty equipment purchased by the Company from NEC for three years, if defective, to repair or replace certain equipment promptly and to maintain a stock of critical spare parts for up to 15 years. The Company's agreement with NEC provides for fixed prices during the first three years of its term. As of December 31, 1999, the Company had purchased $51.9 million of equipment under this agreement.

     Pursuant to a supply agreement entered into by the Company and Lucent Technologies (Lucent) on December 18, 1998, the Company agreed that Lucent should be its exclusive supplier of fiber optic cable for its nationwide, voice and data network. Lucent may provide financing of up to approximately $400 million of fiber purchases for the construction of the Company's network and may provide or arrange financing for future phases of the fiber portion of the Company's network. The total amount of financing over the life of this seven-year agreement is not to exceed $1.8 billion. Certain material terms of the Company's transactions with Lucent are currently under review by Lucent and the Company. There can be no assurance that the financing contemplated by the supply agreement will be consummated or, if consummated, consummated on the terms and conditions described above. The supply agreement provides that Lucent will provide the Company with a broad level of support, including fiber optic equipment, network planning and design, technical and marketing support, and financing. As of December 31, 1999, no purchases were made by the Company under this agreement.

12.      COMMITMENTS AND CONTINGENCIES

     The Company maintains office space in Washington, D.C., Virginia, Kansas and Texas. The most significant leases relate to the Company's new headquarters facilities in Reston Virginia and in Washington, D.C.

     On December 30, 1998, the Company entered into a lease agreement for the lease of tower site space, sufficient to perform its obligations under a fixed point microwave agreement (FPMA) with an incumbent. Under the terms of the lease, the Company is obligated to rent of $130,000 per month for a period expiring on the later of (i) the expiration of the FPMA as to that site, or (ii) ten years from the effective date of the agreement. The agreement provides for an increase in the rent payable commencing on December 1, 1999 and on each succeeding year thereafter to December 1, 2008, by an amount equal to 4 percent of the rent then in effect.

     The Company's future minimum rental payments under noncancellable operating leases are as follows:

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         2000                                  $   3,388,583
         2001                                      3,216,376
         2002                                      3,284,920
         2003                                      3,205,368
         2004 and thereafter                      19,097,648
                                               -------------
         Total                                 $  32,192,895
                                               =============


     Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $821,000, $390,000 and $115,000, respectively.

     The Company earns microwave telecommunication capacity revenue under an indefeasible right of use (IRU) agreement dated December 1, 1998, of $137,000 per month commencing December 1998 and expiring on the later of (i) the expiration of the FPMA as to that site, or (ii) ten years from the effective date of the agreement. The IRU agreement provides for an increase in the rent receivable commencing on December 1, 1999 and on each succeeding year thereafter to December 1, 2008, by an amount equal to 4 percent of the rent then in effect.

     As of December 31, 1999, the Company had capital commitments of approximately $89.9 million relating to purchases of telecommunications and transmission equipment and its agreement with WFI, Tri-State and CapRock (see note 14).

     During 1999, the Company entered into a contractual agreement that provided for extended payment terms over a four-year period for the purchase of approximately $2.7 million in network equipment. Accordingly, such amount has been included in other noncurrent liabilities in the Company's consolidated balance sheet as of December 31, 1999.

     From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter individually or in the aggregate, exists which is expected to have a material effect on the results of operations, cash flows or financial position of the Company.

13.      INCOME TAXES

     The tax effect of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 1999 and 1998, is as follows:

                                                                                      DECEMBER 31,
                                                                                   1999           1998
                                                                                   ----           ----

     Deferred revenue                                                      $        3,646    $       949
     Capitalized start-up costs                                                 1,005,353      1,370,937
     Capitalized research and development costs                                    48,482          66,111
     Depreciation                                                              (2,844,859)            --
     Net operating loss carryforward                                           40,571,930     15,325,484
     Other timing differences                                                     110,078             --
                                                                           --------------    -----------
                                                                               38,894,630     16,763,481
     Less valuation allowance                                                 (38,894,630)   (16,763,481)
                                                                           --------------    -----------
     Net deferred tax asset                                                $           --    $        --
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

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

against its deferred tax assets as they are long-term in nature and their ultimate realization cannot be determined.

14.      FIBER AGREEMENTS

     In March 1999, the Company entered into a co-development agreement with WFI for the design, engineering and construction by WFI of a multiple conduit fiber-optic system. One of the conduits will contain a fiber optic cable consisting of a specified number of fiber optic strands. The conduits and any installed strands will be equally divided between the parties, and the cost to construct the route will be shared equally by the Company and WFI. In addition, the Company will pay WFI a management fee equal to 10% of the Company's share of the development costs. The total shared projected costs for the project is in excess of $100 million. The system will be approximately 1,100 route miles long, between Aurora, Colorado (a suburb of Denver) and Chicago, Illinois. The first segment, Chicago, Illinois to Omaha, Nebraska, was completed in the fourth quarter 1999, and the second segment, Omaha to Aurora, is scheduled to be completed by the end of the second quarter of 2000. In connection with the co-development agreement, the Company entered into a joint marketing agreement with WFI under which both WFI and the Company will attempt to sell certain inactive fiber optic strands on the route, and will share the revenues from such sales. The joint marketing agreement also permits each party to retain fiber optic strands for its own use, subject to certain restrictions on resale, and to swap a certain number of the fiber optic strands to third parties.

     In August 1999, the Company entered into a co-development agreement with Tri-State and four regional electric cooperatives for design, engineering and construction of an aerial fiber system, approximately 420 route miles long, between Albuquerque, New Mexico and Grand Junction, Colorado. This system, constructed on power transmission lines, will contain a specified number of fiber optic strands. The cost to construct the system will be borne equally between the Company and the other parties. The total projected combined cost for this route is approximately $48 million. In connection with the co-development agreement, the Company entered into a joint marketing agreement under which each party will reserve a portion of the fiber strands for its own operations, a subset of which will be available for swaps with third parties, the remaining fiber strands will be jointly sold, with the Company as the exclusive marketing agent.

     Any revenues derived from the sale of those fiber strands will be shared equally between the Company and Tri-state, after deduction of a Company marketing fee. We expect this system to be completed in the second half of 2000.

     In December 1999, the Company announced a co-development agreement with CapRock to construct a multi-conduit, fiber network between Albuquerque, New Mexico and El Paso, Texas. The total projected cost for this 350- mile network segment is approximately $40 million with a scheduled completion date of year-end 2000.

15.      CONTRIBUTION AND REORGANIZATION

     On November 4, 1999, the Company, together with Pathnet Telecommunications Inc. (PTI) a Delaware company formed on November 1, 1999, entered into agreements providing for strategic investments from Colonial Pipeline Company, Burlington Northern and Santa Fe Corporation and CSX Corporation to PTI. Upon the closing of this transaction, PTI will receive the right to develop over

                         PATHNET, INC. AND SUBSIDIARIES
                         A DEVELOPMENT STAGE ENTERPRISE
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12,000 miles of the investors' rights of way with an estimated value of $187.0 million in return for 8,511,607 shares of PTI's Series D convertible preferred stock. In addition to providing a portion of the right of way access, Colonial Pipeline will pay $68.0 million of cash to PTI comprised of $38.0 million at the initial closing for 1,729,631 shares of PTI's Series E redeemable preferred stock, $25.0 million for 1,137,915 shares of PTI's Series E redeemable preferred stock (upon the completion of a fiber optic network segment build that the Company expects to complete during the second calendar quarter of 2000), $1.0 million for the issuance of an option to purchase 1,593,082 shares of PTI's Series E redeemable preferred stock for $21.97 per share and shares of PTI's common stock in connection with an initial public offering and $4.0 million for rights in 2,200 conduit miles of our future network. Further, upon the closing of this transaction, all of the Company's common stock will be exchanged for common stock of PTI resulting in the Company becoming a wholly-owned subsidiary of PTI. In addition, all of the Company's 5,470,595 shares of mandatorily redeemable preferred stock will be converted into 15,864,715 of PTI's convertible preferred stock. The new investors collectively will receive an approximate one-third equity stake in PTI, as well as proportionate representation on the PTI Board of Directors. As part of this transaction and the reconstitution of the Pathnet Board, Dave Schaeffer, former Chairman of Pathnet and an existing director, resigned from the Company's Board of Directors effective November 4, 1999.

     The terms of the strategic investment transaction require that consents be obtained from the holders of a majority of the Company's existing Senior Notes in exchange for a proposed payment of approximately $8.8 million. As a result, on November 22, 1999, PTI filed a preliminary prospectus with the Securities and Exchange Commission, to offer all holders of the Senior Notes a guarantee of the obligations of the Company to make interest and principal payments. Concurrent with this offer, the Company is seeking consents from the holders of the Senior Notes to the waiver and the amendment of certain provisions of the Indenture. On February 22, 2000, the Company expects to file an amendment to its preliminary prospectus with the Securities and Exchange Commission. The Company expects to close this transaction immediately following receipt of the required consents and other required regulatory approvals. For the year ended December 31, 1999, the Company had expensed $1,022,998 of fees related to this transaction.